Form 10KSB
period 1999-12-31
ICT TECHNOLOGIES INC
filed 2000-09-20
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ICT TECHNOLOGIES, INC.
                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     For the transition period from ---------------- to -------------------

           Delaware                                  13-4070586
           --------                                  ----------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

           122 East 42nd Street, 17th Floor, New York, New York    10168
           ---------------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number: (212) 551-1085

     Securities  registered  under  Section  12(g) of the Exchange  Act:
     Common Stock, $0.001 no par value

     Check  whether  the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

     (2)  has been subject to such filing requirements for the past 90 days.

     [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. -0-

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     As of August 11, 2000, there were 7,686,025 shares of the registrant's common stock, par value $0.001 issued and As of August 11, 2000, the market value of securities held by non-affiliates is $325,523.75 based on the average of the high and low bid prices as reported by FinancialWeb.com, Inc. for the 60 day period ending August 11, 2000. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,686,025 shares of common stock, par value $0.001, as of August 11, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A.

     Transitional Small Business Disclosure Format (Check one):

     Yes [  ]; No [X] .

                                TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1.  Description of Business....................................    2

ITEM 2.  Description of Property....................................    6

ITEM 3.  Legal Proceedings..........................................    6

ITEM 4.  Submission of Matters to a Vote of Security Holders........    6

PART II

ITEM 5.  Market for Common Equity and Related Stockholder Matters...    7

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................    8

ITEM 7.  Financial Statements.......................................   10

ITEM 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Matters...........................   10

PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act........................................................   10

ITEM 10. Executive Compensation.....................................   12

ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management.............................................   13

ITEM 12. Certain Relationships and Related Transactions.............   13

ITEM 13. Exhibits and Reports on Form 8-K...........................   14

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 1999 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

Item 1. Description of Business.

a.   Business Development.

     Our company, ICT Technologies, Inc., was formed under the laws of Delaware on May 27, 1999 and is authorized to issue 10,000,000 shares of common stock, $0.001 par value each. Our company was formed to reorganize the business affairs and the domicile of ICT Technologies, Inc., a corporation formed under the laws of New York on February 8, 1994, ("ICT NY"). Initially, ICT NY intended to conduct research and development in the area of computer hardware and software. If such research and development was successful, it intended to commence production of an optical archive record storage system, a liquid crystal display visor for use in multimedia and virtual reality systems and software and computer adapter boards. ICT NY abandoned this pursuit and shortly thereafter attempted to enter the stem cell storage business. This also proved unfeasible. Our company entered its present business during 1995, and presently owns a 15% equity interest in Frank Lettau Galleries, located at 67 Monroe Avenue, Staten Island, New York, and owns certain works of art directly as well. Our company desires to expand its relationship with Frank Lettau Galleries, Inc., and buy and sell investment grade art and antiques for its own account.

     Our principal offices are located at 122 East 42nd Street, 17th Floor, New York, New York 10168.

b.   Business of Issuer.

     1.   Principal products or services and their markets;

     Our company owns a 15% equity interest in Frank Lettau Galleries ("FLG"), located at 67 Monroe Avenue, Staten Island, New York, and owns certain works of art directly. FLG's operating space is a large warehouse from which FLG has contracted with various New York City galleries to obtain art on consignment. FLG has represented hundreds of pieces of art from many sellers and galleries. FLG was founded by Frank Lettau, who has been in the art and frame business for twenty-five years, and has owned and/or managed galleries in Manhattan and Rochester, New York, and Charleston, South Carolina.

     Based on our experience with FLG, we intend to market art products in the wholesale and/or retail art and framing markets. We intend to operate and/or purchase equity positions in operators of fine art galleries in key vacation and/or upscale communities. Our company would also like to enter into licensing agreements with third parties in order to produce lithographic reprints of art, which our company owns, for resale.

     In addition, we want to enter into contracts with artists, including those who are new and unknown. The purpose of these contracts would be for the artists to create artworks on an exclusive basis for our company. We would then market and distribute their original works and publish limited edition reproductions of certain of their works. We envision a typical project to involve signing an exclusive contract with an artist, printing an art work in an edition of approximately two thousand prints, and retailing the prints at a to-be-determined-price per print. Our company hopes that as the artist becomes more recognized, the price of these prints would increase, as would our profits. Once a number of artists have signed on, we believe that one of our focuses would be to review and evaluate art and artists that would fit the our marketing profile and business plan. We plan to search for and identify potential artists and to publish their art works. As of the date of this Annual Report, our company is not negotiating any rights to publish art works.

     Our company's long term goal is to develop a national chain of galleries to sell fine artwork and to provide high-quality art framing services while taking advantage of the economies of scale through regional framing centers. We are planning to implement a program whereby our company will work with entrepreneurs in establishing and operating galleries and converting frame-shops into galleries in exchange for an ownership interest in the gallery. We intend to convert art framing retail outlets into a chain of fine art gallery space and art framing sales offices with all art framing operations to be performed in regional framing centers located throughout the country. By moving all framing operations to regional framing centers, our company believes it will realize substantial economies of scale while providing its customers with consistent high-quality framing services. Our company further believes that by combining the art framing business with the fine art gallery business, our company will increase the exposure of its individual artists while providing its customers with exceptional artwork and consistent high-quality framing services at reasonable prices. We anticipate that these programs will not only provide fee income through sales generated by individual galleries and shops, but will also increase our profit capabilities as a whole.

     It is not clear whether our company's concept will prove to be successful and whether our company can develop this concept into a chain of galleries.

     2.   Distribution methods of the products or services;

     We intend to utilize direct marketing methods. Our company believes that the chosen marketing method(s) will depend upon the amount of funds that we will be able to raise or borrow, if any, and may include direct mail, radio, infomercials and 60-second television spots. In addition, our company intends to develop a "cyber gallery". This gallery is intended to provide an opportunity for our company to sell art work we hope to be able to publish as well as consigned art work.

     3.   Status of any publicly announced new product or service.

     There have been no publicly announced new products or services by our company.

     4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

     Fine art retailing is an intensely competitive industry and our company competes with a number of competitors at competitive prices. No single competitor dominates the market, which is made up of numerous small boutique art houses and galleries. The primary markets that our company plans to enter into in 2000 and 2001 are the U.S. Northeast and the Mid-Atlantic. At the present time, our company expects to be an insignificant participant among art galleries. There are a number of established galleries, virtually all of which are larger and better capitalized than our company and/or have greater personnel resources and technical expertise. In view of our company's extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors. There can be no guarantee that our company will ever generate substantial revenues or ever be profitable.

     5. Sources and Availability of Raw Materials and the Names of Principal Suppliers.

     Our company does not utilize raw materials in our business. The closest comparison to the utilization of raw materials is FLG's reliance on sources of art supply to market and sell. FLG has no guaranteed supply arrangements. Our success is dependent in part on locating art and initiating and maintaining strong relationships with individual artists.

     6.   Dependence on one or a few major customers.

     We do not depend on one or a few major customers. We will try hard to assemble a desirable inventory of art products and seek to establish and maintain loyal a loyal client base.

     7.   Patents,  trademarks,   licenses,  franchises,   concessions,  royalty
          agreements or labor contracts, including duration;

     We have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. As previously discussed, we anticipate entering into license agreements with various artists. We also plan to file trademark applications for use in our business, but have not yet done so. However, in the event we cannot protect our marks, our business may be adversely affected.

     8. Need for any government approval of principal products or services. If government approval is necessary and the small business issuer has not yet received that approval, discuss the status of the approval within the government approval process;

     We do not anticipate the need for any Government approval of our art products or framing services. In connection with the operation of an art gallery or a framing facility, it may be noted that operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar costs over which our company will have no control.

     It may be further noted that, as a public company, we are subject to the reporting requirements, anti-fraud and other Federal and State Securities laws.

     9. Effect of existing or probable governmental regulations on the business;

     As previously stated, increases in the minimum wage and taxes could result in an increase FLG's costs and, ultimately, a decrease in our revenues. Any such increases could affect the profitability of future operations. With reference to the requirement to comply with the Federal and State Securities laws, the failure to comply with any of these laws, rules or regulations could have a material adverse effect on our company.

     10. Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers;

     Our company's general and administrative costs aggregated approximately $49,162 for the year ended December 31, 1999 as compared to $6,203 for the year ended December 31, 1998 representing a increase of $42,959. This increase represents essentially consulting fees paid to Joshua Shainberg for the time spent doing the marketing research, planning and reorganization of the business for its entry into the art and antiques field of business.

     11. Costs and effects of compliance with environmental laws (federal, state and local).

     Our company is not impacted directly by the costs and effects of compliance with environmental laws.

     12.   Number of total employees and number of full time employees.

     As of the date of this filing, our company had two (2) employees, both of whom are part-time.

     (c) Reports to security holders.

     As a reporting company, we are required to file annual and quarterly reports, proxy and information statements, and other information regarding our company with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, like us, that file electronically with the SEC at (http://www.sec.gov).

Item 2. Description of Property.

     Our company occupies about one hundred square feet of office space in the offices of its President, Joshua Shainberg, at 122 East 42nd Street, 17th Floor, New York, NY 10168. We pay no rent for use of this space. FLG's operating space is a large warehouse, located at 67 Monroe Avenue, Staten Island, New York, from which FLG has contracted with various New York City galleries to obtain art on consignment.

Item 3. Legal Proceedings.

     In May of 1999, our company and Joshua Shainberg brought a breach of contract suit against Furio Maglione and 9008-9657 Quebec Corp. (AKA Gyros) in the United States District Court, District of New Jersey, Docket #C 99 2058(AMW). As a result of this litigation, 300,000 shares previously held by Mr. Maglione are being held by our transfer agent subject to an order preventing their transfer until further court order. Although Mr. Maglione has not taken any action regarding this matter since the date of the court order, we anticipate that he will attempt to regain control of those shares at some point in the future. Our company intends to petition the court to have the shares returned to their original shareholder, Abraham Shainberg, a former director and former officer of our company, at some as of yet undecided point in the future.

     The are no other material legal proceedings pending or, to our knowledge, threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market information.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "ICTT." The following table sets forth the high and low bid prices as reported by FinancialWeb.com, Inc. for the periods ending December 31, 1999 and prior. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of December 31, 1999 there were 253 shareholders of Common Stock.

                                               High            Low
                                               -----           ----
2000

First Quarter                                  $1.00           $2.00
Second Quarter                                  0.55            2.00

1999

Fourth Quarter                                  6.00            1.00
Third Quarter                                   8.00            3.00
Second Quarter                                  8.50            2.00
First Quarter                                   3.75            1.25

1998

Fourth Quarter                                  3.00            1.00
Third Quarter                                   3.00            1.25
Second Quarter                                  3.50            1.00
First Quarter                                   4.00            1.25

1997

Fourth Quarter                                  4.85            0.75
Third Quarter                                  10.00            1.50
Second Quarter                                  4.50            0.50
First Quarter                                   4.00            0.75

(b) Holders.

     As of December 31, 1999 there were 253 holders of shares of common stock.

(c) Dividends.

     Our company has never declared or paid any cash dividends on its capital stock. We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon the future earnings, results of operations, financial position and capital requirements of our company, among other factors, and will be at the sole discretion of our board of directors.

     Under the Delaware General Corporation Law, our company may only pay dividends out of capital and surplus, or out of certain enumerated retained earnings, as those terms are defined in the Delaware General Corporation Law. The payment of dividends on our common stock is, therefore, subject to the availability of capital and surplus or retained earnings as provided in the Delaware General Corporation Law.

(d)   Recent sales of securities.

     During the past three years the only sale of our securities was the sale in 1997 to our company's resident, Joshua Shainberg, pursuant to Section 4(2) of the Securities Act of 1933, as amended, of 6,000,000 shares of our common stock in exchange for an offset of $120,000 in monies due Mr. Shainberg and $60,000 in consulting fees due Mr. Shainberg.

Item 6. Management's Discussion and Analysis or Plan of Operation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDING
                           DECEMBER 31, 1998 AND 1999

     The following discussion relates to the results of our operations to date, and our financial condition:

     This prospectus contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Business activities.

     Our company has been dormant since December 31, 1996 except for an equity investment in the Frank Lettau Galleries, located in New York City. Our company is in the process of expanding its business activities in the purchasing and selling of art and antiques for its own account having learned the business as a result of its business relationship with Frank

Lettau Galleries.

     During this period, management has continued to finance is activities through the resources of management and has devoted the majority of its efforts to initiating our company's market plans to enter the business of purchasing art and antiques, obtaining new customers for sale of consulting services, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its marketing research and development for its products; changing the state in which the Company was domiciled from the State of New York to Delaware completing the documentation for the filing of Form 10 with the Securities and Exchange Commission to become a fully reporting Company to the SEC. These activities were funded by our company's management and investments from stockholders. The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner and within the budget constraints of management and that our company's marketing research will provide a profitable path to utilize our company's marketing plans. Further investments into market design and implementation and development, marketing research as defined in our company's operating plan will significantly reduce the cost of development, preparation, and processing of purchases and orders by enabling our company to effectively compete in this market place.

     During this reorganization period, our company has been financed through officer's loans from Joshua Shainberg with the return of its partial investment in the Frank Lettau Galleries.

     Results of Operations for the year ended December 31, 1998 as compared to the to December 31, 1997.

     For the year ended December 31, 1998, our company generated net sales of $-0- as compared to $-0- for the year ended December 31, 1997. Our company's cost of goods sold for the year ended December 31, 1998 was $-0- as compared to $-0- for the year ended December 31, 1997. Our company's gross profit on sales was approximately $-0- for the year ended December 31, 1998 as compared to $-0-for the year ended December 31, 1997.

     Our company's general and administrative costs aggregated approximately $6,203 for the year ended December 31, 1998 as compared to $120,798 for the year ended December 31, 1997 representing an decrease of $120,595. These expenses represent bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business.

     Results of Operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

     For the year ended December 31, 1999, our company generated net sales of $-0- as compared to $-0- for the year ended December 31, 1998. Our company's cost of goods sold for the year ended December 31, 1999 was $-0- as compared to $-0- for the year ended December 31, 1998. Our company's gross profit on sales was $-0- for the year ended December 31, 1999 as compared to $-0- for the year ended December 31, 1998.

     Our company's general and administrative costs aggregated approximately $49,162 for the year ended December 31, 1999 as compared to $6,203 for the year ended December 31, 1998 representing a increase of $42,959. This increase represents essentially consulting fees paid to Joshua Shainberg for the time spent doing the marketing research, planning and reorganization of the business for its entry into the art and antiques field of business.

Liquidity and Capital Resources.

     Our company increased cash from $345 at December 31, 1998 to a cash balance of $5,988 at December 31, 1999. Working capital at December 31, 1999 was negative at $65,537. For the year ended December 31, 1999, working capital was provided by management for the payment of expenses. At December 31, 1999, our company continued to be funded through officer loan balances aggregating $59,525. Management believes that it will be able to fund the Company through the continuation of our company's reorganization process until our company's Marketing strategy of entering the art and antique business is in place.

     Known trends, events or uncertainties that could be reasonably likely to have a material adverse effect on the businesses of our company and may thereby materially impact our company's short-term or long-term liquidity and/or net sales, revenues or income from continuing operations are expected to be seasonal and the continuation and availability of inventory from present and future vendors at prices that will permit our company to operate at and improved gross profit levels; Federal Securities regulations that may effect the ability the ability for our company to complete its marketing strategy and a favorable environment in which our company will conduct its consulting activities.

     Thereafter, if cash generated from operations is insufficient to satisfy our company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

Item 7. Financial Statements.

     The financial statements of our company and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no changes in, and no disagreements with, our company's public accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Executive Officers and Directors

     The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

                               Age               Position
                               ---               --------

Joshua Shainberg                43               President, Director

Bindiya Mooriani Ph.D.          33               Secretary, Treasurer Director

     Our board of directors is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by our board of directors and hold office until successors are duly elected and qualified. Our president, Joshua Shainberg has held office since February 1997. Bindiya Mooriani has held office since August 21, 2000. She replaced our former secretary, treasurer and director, Abraham Shainberg who served our company from February 10, 1994 to August 21, 2000. Mr. Abraham Shainberg resigned on August 20, 2000 due to time restraints and his full time commitments to other business ventures. The following is a brief account of the business experience during the past five years of each director and executive officer of our company

     Joshua Shainberg has been the president of our company since February 1997. He has served as a director since February 1997. Mr. Shainberg has also been engaged is real estate development, primarily in Quebec, Canada, and Florida, and is a director of Global Real Estate Venture Corp. since January 1997. From 1984 to 1996, Mr. Shainberg also was a stock broker.

     Bindiya Mooriani has been the director, secretary and treasurer of our company since August 20, 2000. This year, Ms. Mooriani was a awarded a Ph.D. in biomedical sciences from the Fishberg Research Center for Neurobiology, Mount Sinai School of Medicine, New York University. From 1993 through 1999, Ms. Mooriani was a graduate researcher at the Mount Sinai School of Medicine in the doctoral program concentrating on neurobiology. Ms. Mooriani received her M.A. in biopyschology in 1993 from Rockefeller University/ City University of New York, Hunter College and her B.A. in psychology and experimental research from the University of Bombay, Bombay, India.

     At December 31, 2000, Abraham Shainberg served as director, secretary and treasurer of our company and a director since inception. Mr. Shainberg's tenure spanned from February 10, 1994 to August 20, 2000. Mr. Shainberg has been involved as a consultant and entertainment lawyer specializing in motion pictures. He was previously a principal in the Art Gallery of Neuman/Shainberg Galleries. Mr. Shainberg was involved in public relations and vice president of marketing for Alperin and Kovant Ad Agency, from August, 1992 to July, 1993, served as executive director of The Diamond Dealers Club from June, 1978 to June, 1992. Mr. Shainberg holds a Juris Doctor Degree from Saint John's University, New York, 1978.

(b) Significant Employees.

     The participation of Joshua Shainberg in our company is significant to our success. Our company presently does not have an employment agreement with Mr. Shainberg.

(c) Family relationships.

     Joshua Shainberg and former officer and director, Abraham Shainberg, are brothers.

(d) Involvement in certain legal proceedings

     In December 1998, Joshua Shainberg submitted an Offer of Settlement to the National Association of Securities Dealers pursuant to which he was censured and barred from association with an NASD member. On November 10, 1999, Joshua Shainberg became a co-defendant in an action by the Securities and Exchange Commission in the United States District Court for the Eastern District of New York alleging violations of sections 10(b) and 17(a) of the Securities Act.

(e) Compliance with Section 16(a) of the Exchange Act.

     To our company's knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to
Section 16 of the Exchange Act with respect to our company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 1999.

Item 10. Executive Compensation.

The following table sets forth the compensation paid during the fiscal year ended December 31, 1999, to our company's Chief Executive Officer and each of our company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 1999 and no bonuses were awarded during fiscal 1999.

During the past three years the only sale of securities by our company was the sale in 1997 to our company's President, Joshua Shainberg, pursuant to Section 4(2) of the Securities Act of 1933, as amended, of 6,000,000 shares of our company's common stock in exchange for an offset of $120,000 in monies due Mr. Shainberg and $60,000 in consulting fees due Mr. Shainberg. $180,000. The debt arose from monies due to Mr. Shainberg for consulting services.

                           SUMMARY COMPENSATION TABLE

                                                       Long Term Compensation

                           Anual Compensation   Awards                    Payouts


 (a)          (b)    (c)     (d)   (e)          (f)        (g)            (h)         (i)
===============================================================================================
                                                Restricted  Securities
Name and                           Other Annual Stock       Underlying    LTIP     All Other
Principal             Salary Bonus Compensation Award(s)    Options/SARs  Payouts  Compensation
Position        Year  ($)    ($)   ($)          ($)         (#)          ($)       ($)
--------        ----  ------ ----- ------------ ---------- -------------  -------  -------------
Joshua          1999  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Shainberg*#
President and
Director        1998  -0-    -0-   -0-          -0-         -0-           -0-      -0-


                1997  -0-    -0-   -0-          -0-         -0-           -0-      -0-


Abraham         1999  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Shainberg#
Secretary,
Treasurer and   1998  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Director

                1997  -0-    -0-   -0-          -0-         -0-           -0-      -0-


* In 1997, our company issued 6,000,000 shares of our common stock to our president, Joshua Shainberg, pursuant to Section 4(2) of the Securities Act of 1933, in exchange for an offset of $120,000 in monies due Mr. Shainberg and $60,000 in consulting fees due Mr. Shainberg.

#    No Board of Directors' fees have been paid.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Shares Beneficially Owned

-------------------------
                                                             Percentage
Directors and Executive Officers        Shares Held(1)        Owned (2)
--------------------------------        --------------       -----------

Joshua Shainberg (3)
122 East 42nd Street
New York, NY                             6,000,000               78.1%

Bindiya Mooriani Ph.D.                           0                0.0%
Secretary/Treasurer
Director
122 East 42nd Street
New York, NY

As a group                               7,500,000               78.1%
(2 persons)
--------------------------
(1)  All shares held are of our common stock.

(2) Percentage of ownership is based on 7,686,025 shares of our common stock issued and outstanding as of December 31, 1999.

(3) At December 31, 1999, Mr. Abraham Shainberg was a director, secretary and treasurer of our company. He resigned on August 21, 2000. He holds 1,500,000 shares of our common stock. Note that this includes 300,000 shares which had been transferred to Furio Maglione but are now being held by our transfer agent pursuant to a court order pending final resolution. Without the Maglione shares, Mr. Shainberg's interest in our company would be 15.6% (1,200,000). With the Maglione shares, Mr. Shainberg's interest in our company would be 19.5% See Item 2 of Part II, Legal Proceedings

Item 12. Certain Relationships and Related Transactions.

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which our company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to our company to own of record or beneficially more than five percent of our company's Common Stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this report.

1.   Financial Statements

     Report of Thomas P. Monahan, Independent Certified Public Accountant

     Balance Sheet as of December 31, 1999

     Statement of Operations for the years ended December 31, 1999, and 1998

     Statement of Cash Flows for the years ended December 31, 1999 and 1998

     Statement of Stockholders' Equity for the years ended December 31, 1999 and 1998

     Notes to Financial Statements

2. Exhibits

(a) The following exhibits are included as part of this report:


                                    EXHIBIT

NUMBER DESCRIPTION LOCATION
------- ---------------------------------------------------------


(3)   Articles of Incorporation and Bylaws:

3(i)  Articles of Incorporation*

3(ii) Bylaws*

(8)   Consents - Experts:

(8(i) Consent of Thomas P. Monahan Filed electronically herewith

27    Financial Data Schedule

* Incorporated by reference to the registration statement on Form 10-SB filed March 6, 2000.

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (201) 790-8775
                               Fax (201) 790-8845

To The Board of Directors and Shareholders of ICT Technologies, Inc.:


     I have audited the accompanying balance sheet of ICT Technologies, Inc. as of December 31, 1999 and the related statements of operations, cash flows and shareholders' equity for the years ending December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICT Technologies, Inc. as of December 31, 1999 and the results of its operations, shareholders equity and cash flows for the years ending December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that ICT Technologies, Inc. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of reorganization and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of ICT Technologies, Inc. to continue as a going concern.


                                           /s/Thomas Monahan
                                           -----------------------
                                          Thomas P. Monahan, CPA


June 30, 2000
Paterson, New Jersey

                             ICT TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1999

                                                                  December 31,
                                                                      1999
                                                                  ------------
                                     Assets
Current assets
  Cash                                                            $   5,988
                                                                  ---------
  Total current assets                                                5,988


Other assets
  Equity investment                                                 150,000
                                                                  ---------
  Total other assets                                                150,000
                                                                  ---------
Total assets                                                       $155,988
                                                                  =========


                      Liabilities and Stockholders' Equity

Current liabilities
  Accrued expenses                                                  $12,000
  Officer loan payable                                               59,525
                                                                  ---------
  Total current liabilities                                          71,525


Stockholders' equity
  Common Stock authorized 10,000,000 shares,
    $0.001  par value each.                                           7,686
Additional paid in capital                                        1,168,110
Deficit accumulated during the development stage                 (1,091,333)
                                                                  ---------
Total stockholders' equity                                           84,463

Total liabilities and stockholders' equity                         $155,988
                                                                 ===========



                 See accompanying notes to financial statements.

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS


                                                  For the          For the
                                                 year ended      year ended
                                                 December 31,     December 31,
                                                    1998             1999
                                                 -----------     -------------
Revenue                                             $-0-              $-0-

Costs of goods sold                                  -0-               -0-

Gross profit                                         -0-               -0-

Operations:
  General and administrative                        6,203            49,162
  Depreciation and  amortization                     -0-               -0-
                                                  ---------       ----------
  Total expense                                     6,203            49,162

Loss  from operations                              (6,203)          (49,162)
                                                  ---------       ----------
Net income (loss)                                 $(6,203)         $(49,162)
                                                  ========        ==========

Net income (loss)  per share -basic                $(0.00)         $(0.01)

Number of shares outstanding-basic              7,686,025         7,686,025



                 See accompanying notes to financial statements.

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS


                                                      For the        For the
                                                     year ended     year ended
                                                     December 31,   December 31,
                                                        1998            1999
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $(6,203)      $(49,162)
Adjustments to reconcile net loss to
    cash used in operating activities
  Shares issued for accrued salaries
  Depreciation                                            -0-            -0-
  Accounts payable and accrued expenses                 6,000          6,000
                                                     ----------     ----------
TOTAL CASH FLOWS FROM OPERATIONS                         (203)       (43,162)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                    792         48,805
                                                     ----------     ----------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                792         48,805

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES                -0-            -0-

NET INCREASE (DECREASE) IN CASH                           (72)         5,643

CASH BALANCE BEGINNING OF PERIOD                          417            345

CASH BALANCE END OF PERIOD                               $345         $5,988
                                                     =========      ==========


                 See accompanying notes to financial statements.

                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY


                                                                    Deficit
                                    Common   Common  Additional    Accumulated
                                    Common   Stock    Paid in        During
Date                                                  Capital    Developent Stage  Total
----                                ------ --------  ----------  ---------------- -------

Opening balances January 1, 1997  1,686,025 $1,686   $994,110   $(915,174)        $  80,622

Issuance of shares in             6,000,000  6,000                174,000           180,000

Net loss                                                         (120,798)         (120,798)

Balances December 31, 1997        7,686,025  7,686  1,168,110  (1,035,972)          139,824

Net loss                                                           (6,203)           (6,203)

Balances December 31, 1998        7,686,025  7,686  1,168,110  (1,042,175)          133,621

Net loss                                                          (49,162)          (49,162)

Balances December 31, 1999        7,686,025  7,686 $1,168,110  (1,091,333)        $  84,459
                                  =========  ===== ==========  ===========        ==========




                 See accompanying notes to financial statements

                             ICT TECHNOLOGIES, INC.
                       FOOTNOTES TO FINANCIAL STATEMENTS

Note 1 - Organization of Company and Issuance of Common Stock

         a. Creation of the Company

     ICT Technologies, Inc., (the "Company") was formed under the laws of Delaware on May 27, 1999 and is authorized to issue 10,000,000 shares of common stock, $0.001 par value each.

         b. Description of the Company

     The Company was formed to reorganize the business affairs and the domicile of ICT Technologies, Inc., a corporation formed under the laws of New York on February 8, 1994, ("ICT NY"). The Company has an equity ownership in the Frank Lettau Galleries, Inc., New York, New York and desires to expand the relationship and buy and sell investment grade art and antiques for its own account.

         c. Issuance of Shares of Common Stock

     In 1997, the Company sold 6,000,000 shares of common stock for $0.03 per share to Joshua Shainberg in Consideration for an offset of $120,000 in monies due Mr. Shainberg and $60,000 in consulting fees due Mr. Shainberg.

Note 2 - Summary of Significant Accounting Policies

         a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,091,333 for the period from inception of ICT NY February 8, 1994, to December 31, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. To date the Company's day to day expenses are being paid by the officers of the

     Company. The Company is seeking to develop business activities relating to the buying and selling of art and antiques. The Company has an equity interest in an art and antique dealer in New York City and is seeking to expand its business activities. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of inventory of art and antiques and initiating marketing penetration. The Company plans to engage in such ongoing financing efforts on a continuing basis.

     The financial statements presented consist of the balance sheet of the Company as at December 31, 1999 and the related statements of operations and cash flows for the years ending December 31, 1998 and 1999.

     b.   Cash and cash equivalents

     The Company treats cash equivalents which includes temporary investments with a maturity of less than three months as cash.

     c.   Revenue recognition

         Revenue is recognized when products are shipped or services are rendered.

     d.   Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e. Significant Concentration of Credit Risk

     At December 31, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

         f. Recent Accounting Standards

     Accounting for Derivative Instruments and Hedging Activities Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 2000, although no impact on operating results or financial position is expected.

     Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

         In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company is currently assessing the impact that adoption of this statement will have on consolidated financial position and results of operations.

Note 3 - Reorganization of the Company

     On June 30, 1999, the Company exchanged on a one for one basis shares of its common stock for all the issued and outstanding shares of common stock of ICT NY. The transaction has been accounted for as a transfer and is accounted for as if a pooling of interests had occurred using historic costs with the recording of the net assets acquired at their historical book value with restatement of periods prior to the reorganization on a combined basis.

Note 4 - Equity Investment

     In 1995, the Company advanced Frank Lettau Galleries ("Gallery") of New York, New York $300,000. As of December 31, 1995, the Company used this amount as the purchase price of a 15% equity interest in the Gallery. In 1996, the Company received a return of $150,000 by Frank Lettau and reduced the value of its equity interest to $150,000 while still maintaining its 15% equity interest.

Note 5 - Related Party transactions

     a.   Issuance of Shares of Common Stock

     In 1997, the Company sold 6,000,000 shares of common stock for $0.03 per share to Joshua Shainberg in Consideration for an offset of $120,000 in monies due Mr. Shainberg and $60,000 in consulting fees due Mr. Shainberg.

     b.   Office Location

     The Company occupies office space at the office of the President located at 122 East 42nd Street, 17th Floor, New York, New York 10168 for a monthly rental of $250.

     c.   Corporate Relationships

     Joshua Shainberg, President of the Company and Abraham Shainberg, Secretary Treasurer of the Company are brothers.

Note 6 - Commitments and Contingencies

     At December 31, 1999, the Company has not entered into any contracts or commitments.

Note 7 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At December 31, 1999, the Company has net operating loss carry forwards for income tax purposes of $1,091,333. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of December 31, 1999 are as follows:

Deferred tax asset:

Net operating loss carry forward     $ 371,053

Valuation allowance                  $(371,053)
                                     -----------
Net deferred tax asset               $ -0-

     The Company recognized no income tax benefit for the loss generated in the period from inception, February 8, 1994, to December 31, 1999. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

Note 8 - Business and Credit Concentrations

     The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost. Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             ICT TECHNOLOGIES, INC.


Date: September 19, 2000


                             By: /s/Joshua Shainberg
                                --------------------
                                Joshua Shainberg,
                                President and Director

Date: September 19, 2000


                             By: Bindiya Mooriani
                                 ------------------
                                 Bindiya Mooriani Ph.D.,
                                 Secretary, Treasurer and Director