Form 10QSB
period 2000-03-31
ICT TECHNOLOGIES INC
filed 2000-10-06
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ----------- to ----------------


     Commission file number ----------------------------


                             ICT Technologies, Inc.
                             -----------------------
                      (Exact name of small business issuer
                          as specified in its charter)

           Delaware                                           13-4070586
--------------------------------------------------------------------------------
   (State or other jurisdiction                             (IRS Employer
of incorporation  or  organization)                      Identification No.)




                                Joshua Shainberg
           122 East 42nd Street, 17th Floor, New York, New York 10168
                                 (212) 551-1085
          ------------------------------------------------------------
          (Address and telephone number of principal executive offices, principal place of business, and name, address and
                telephone number of agent for service of process)

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 29, 2000, the Company there are 7,686,065 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             ICT TECHNOLOGIES, INC.
                 MARCH 31, 2000 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS


Special Note Regarding Forward Looking Information......................  2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements............................................  3
Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations...................  9
Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................... 11
Item 2. Changes in Securities and Use of Proceeds....................... 11
Item 3. Defaults Upon Senior Securities................................. 11
Item 4. Submission of Matters to a Vote of Security Holders............. 11
Item 5. Other Information............................................... 11
Item 6. Exhibits and Reports on Form 8-K................................ 11


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.

STATEMENTS

Balance Sheet as of March 31, 2000 and December 31, 1999..................... 4
Statement of Operations for the three months ended March 31, 2000 and 1999... 5 Statement of Cash Flows for the three months ended March 31, 2000 and 1999... 6 Statement of Stockholders' Equity for the three months ended March 31, 2000.. 7
Notes to Consolidated Financial Statements................................... 8



                                     PART I
                              FINANCIAL INFORMATION

     Item 1. Financial Statements

     The condensed financial statements for the periods ended March 31, 2000 included herein have been prepared by ICT Technologies, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of operations and cash flows for the six month periods ended March 31, 1999 and 2000.

     The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 1999.

                             ICT TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                                                   March 31,
                                                 December 31,        2000
                                                    1999          Unaudited
                                                 ------------    ------------
                                     Assets
Current assets
  Cash                                            $  5,988        $  7,000
                                                    -------         -------
  Total current assets                               5,988           7,000


Other assets
  Equity investment                                150,000         150,000
                                                   --------        --------
  Total other assets                               150,000         150,000

Total assets                                      $155,988        $157,000
                                                  =========       =========


                      Liabilities and Stockholders' Equity

Current liabilities
  Accrued expenses                               $  12,000       $  14,250
  Officer loan payable                              59,525          60,537
                                                 ----------      ----------
  Total current liabilities                         71,525          74,787


Stockholders' equity
  Common Stock authorized 10,000,000 shares,
  $0.001  par value   each                           7,686           7,686

At December 31, 1999 and March 31, 2000,
  there are 7,686,025 and 7,686,025  shares
  outstanding respectively.
Additional paid in capital                       1,168,110       1,168,110
Accumulated Deficit                             (1,091,333)     (1,093,583)
                                                -----------     -----------
Total stockholders' equity                          84,463          82,213
                                                -----------     -----------
Total liabilities and stockholders' equity        $155,988        $157,000
                                                ===========     ===========


                 See accompanying notes to financial statements.

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                    Unaudited


                                             For the three    For the three
                                              months ended     months ended
                                             March 31, 1999   March 31, 2000
                                             --------------   ---------------

Revenue                                           $  -0-            $  -0-

Costs of goods sold                                  -0-               -0-
                                                    -----             ----

Gross profit                                         -0-               -0-

Operations:
  General and administrative                      12,290             2,250
  Depreciation and amortization                      -0-               -0-
                                                   ------            ------
  Total expense                                   12,290             2,250

Loss from operations                             (12,290)           (2,250)



Net income (loss)                               $(12,290)          $(2,250)
                                                =========          ========

Net income (loss) per share - basic                $(0.00)          $(0.00)
                                                ==========         ========
Number of shares outstanding - basic            7,686,025        7,686,025
                                                ==========       ==========

                 See accompanying notes to financial statements.

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                    Unaudited

                                                    For the          For the
                                                  three months     three months
                                                     ended            ended
                                                    March 31,        March 31,
                                                      1999             2000
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (12,290)      $  (2,250)
Adjustments to reconcile net loss
to cash used in operating activities
  Shares issued for accrued salaries
  Depreciation
  Accounts payable and accrued expenses                2,250           2,250
                                                    ---------       ---------
TOTAL CASH FLOWS FROM OPERATIONS                     (10,040)            -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                10,081           1,012
                                                    ---------       ---------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES            10,081           1,012

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                           41           1,012
CASH BALANCE BEGINNING OF PERIOD                         622           5,988
                                                    ---------       ---------
CASH BALANCE END OF PERIOD                           $   663        $  7,000
                                                    =========       =========
Supplemental disclosure of cash flow information
  Cash paid for interest                                 $-0-           $-0-
  Cash paid for income taxes                             $-0-           $-0-



                 See accompanying notes to financial statements.

                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY


                               Common Stock   Common Stock  Additional paid  Accumulated
Date                                                          in capital       Deficit        Total
----                           ------------   ------------  --------------- --------------- ---------

Balances December 31, 1998       7,686,025      $7,686       $1,168,110        (1,042,175)    133,621
 Net loss                                                                        $(49,162)   $(49,162)
                                -----------    ---------     -----------       ------------  ---------

Balances December 31, 1999       7,686,025       7,686       $1,168,110        (1,091,333)     $84,463

Unaudited
Net loss                                                                           (2,250)      (2,250)
                                -----------    ---------     ----------        ------------     -------

Balances March 31, 2000          7,686,025       7,686       $1,168,110        $1,093,583      $82,209
                                ==========     =========     ==========       ===========      ========



                 See accompanying notes to financial statements.

                              ICT TECHOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000


     NOTE A--BASIS OF PRESENTATION The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of ICT Technologies, Inc. (the "Company") for the six months ended March 31, 1999 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

     NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three month periods through March 31, 2000, there were no dilutive securities outstanding

     NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and March 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At March 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $1,093,583. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010

     The components of the net deferred tax asset as of March 31, 2000 are as follows:

     Deferred tax asset:
     Net operating loss carry forward                              $ 371,818
     Valuationallowance                                            $(371,818)
                                                                   ----------
     Net deferred tax asset                                        $     -0-

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to March 31, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

     NOTE F - COMMITMENTS AND CONTINGENCIES

     a. Lease agreements

     The company occupies office space at the office of the President at 122 East 42nd Street, 17th Floor, New York, New York 10168 at a monthly rental of $250.

     b. Officer Compensation

     For the period from inception, June 23, 1997, to March 31, 2000, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Shainberg as consideration for services while the company is in the development stage of development.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS FOR THE THREE
                      MONTHS ENDED MARCH 31, 1999 AND 2000

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

     Business activities.

     The Company has been dormant since December 31, 1996 except for an equity investment in the Frank Lettau Galleries, located in New York City. The Company is in the process of expanding its business activities in the purchasing and selling of art and antiques for its own account having learned the business as a result of its business relationship with Frank Lettau Galleries.

     During this period, management has continued to finance is activities through the resources of management and has devoted the majority of its efforts to initiating the Company's market plans to enter the business of purchasing art and antiques, obtaining new customers for sale of consulting services, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its marketing research and development for its products; changing the state in which the Company was domiciled from the State of New York to Delaware completing the documentation for the filing of Form 10 with the Securities and Exchange Commission to become a fully reporting Company to the SEC. These activities were funded by the Company's management and investments from stockholders. The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner and within the budget constraints of management and that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into market design and implementation and development, marketing research as defined in the Company's operating plan will significantly reduce the cost of development, preparation, and processing of purchases and orders by enabling the Company to effectively compete in this market place.

     During this reorganization period, the Company has been financed through officer's loans from Joshua Shainberg with the return of its partial investment in the Frank Lettau Galleries.

Results of Operations for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

     For the three months ended March 31, 2000, the Company generated net sales of $-0- as compared to $-0-for the three months ended March 31, 1999. The Company's cost of goods sold for the three months ended March 31, 2000 was $-0-as compared to $-0- to for the three months ended March 31, 1999. The Company's gross profit on sales was $-0-for the three months ended March 31, 2000 as compared to $-0-for the three months ended March 31, 1999.

     The Company's general and administrative costs aggregated approximately $2,250 for the three months ended March 31, 2000 as compared to $12,290 for the three months ended March 31, 1999 representing a decrease of $10,040. General and administrative expenses for June 30, 2000 represent $3,000 in accrued salary for Mr. Shainberg and and accrual of $1,500 for rent. . Liquidity and Capital Resources.

     The Company increased cash from $7,000 at March 31, 2000 from a cash balance of $5,988 at December 31, 1999. Working capital at March 31, 2000 was negative at $67,787. For the three months ended March 31, 2000, working capital was provided by management for the payment of expenses. At March 31, 2000, the Company continued to be funded through officer loan balances aggregating $60,537. Management believes that it will be able to fund the Company through the continuation of the Company's reorganization process until the Company's Marketing strategy of entering the art and antique business is in place.

     Known trends, events or uncertainties that could be reasonably likely to have a material adverse effect on the businesses of the Company and may thereby materially impact the Company's short-term or long-term liquidity and/or net sales, revenues or income from continuing operations are expected to be seasonal and the continuation and availability of inventory from present and future vendors at prices that will permit the Company to operate at and improved gross profit levels; Federal Securities regulations that may effect the ability the ability for the Company to complete its marketing strategy and a favorable environment in which the Company will conduct its consulting activities.

     Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

  Year 2000 Issues

     The Company has completed its assessment of Year 2000 compliance with respect to its products that are currently being sold to customers and has concluded that all significant products are compliant. As of March 31, 2000, the Company did not experience any setback in operating plans resulting from a Year 2000 problem.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     All shares sold by the Issuer during the last three years have been registered under the Securities Act of 1933.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

27   Financial Data Schedule

     (b) Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: October 2, 2000


                            ICT TECHNOLOGIES, INC.
                            By: /s/ Joshua Shainberg
                                -------------------------
                                Joshua Shainberg,
                                  President and Director

Dated: October 2, 2000

                            By: /s/ Bindiya Moorjani
                                --------------------------
                                Bindiya Moorjani Ph.D.,
                                  Secretary, Treasurer and Director