Form 10QSB
period 2000-06-30
ICT TECHNOLOGIES INC
filed 2000-10-06
CIK 1005663

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from -------------- to --------------


Commission file number------------------

                             ICT Technologies, Inc.
                      ------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

        Delaware                                          13-4070586
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


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

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 29, 2000, the Company there are 7,686,065 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             ICT TECHNOLOGIES, INC.
                 JUNE 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                               TABLE OF CONTENTS

                                                                    Page Number

Special Note Regarding Forward Looking Information.....................   2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements...........................................   3
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   9
Item 3. Quantitative and Qualitative Disclosures About Market Risk.....  11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................  11
Item 2. Changes in Securities and Use of Proceeds......................  11
Item 3. Defaults Upon Senior Securities................................  11
Item 4. Submission of Matters to a Vote of Security Holders............  11
Item 5. Other Information..............................................  11
Item 6. Exhibits and Reports on Form 8-K...............................  11

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward- looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

STATEMENTS

Balance Sheet as of June 30, 2000 and December 31, 1999...................... 4

Statement of Operations for the six months ended June 30, 2000 and 1999...... 5

Statement of Cash Flows for the six months ended June 30, 2000 and 1999...... 6

Statement of Stockholders' Equity for the six months ended June 30, 2000..... 7

Notes to Consolidated Financial Statements..................................  8

                             ICT TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                   June 30,
                                                  December 31,      2000
                                                     1999         Unaudited
                                                  -----------     ----------
                                     Assets

Current assets

  Cash                                             $  5,988       $  2,131
  Total current assets                                5,988          2,131

Other assets

  Equity investment                                 150,000        150,000
  Total other assets                                150,000        150,000
                                                   ---------      --------
Total assets                                       $155,988       $152,131


                      Liabilities and Stockholders' Equity

Current liabilities

  Accrued expenses                                  $ 12,000       $ 16,500
  Officer loan payable                                59,525         55,668
                                                     --------      ---------
  Total current liabilities                           71,525         72,168


Stockholders' equity

  Common Stock authorized 10,000,000 shares,           7,686          7,686
   $0.001  par value each. At  December 31, 1999
   and June 30, 2000, there are 7,686,025
   and 7,686,025 shares outstanding respectively.
Additional paid in capital                         1,168,110      1,168,110
Accumulated deficit                               (1,091,333)    (1,095,833)
Total stockholders' equity                            84,463         79,963
                                                  -----------     ----------

Total liabilities and stockholders' equity          $155,988       $152,131
                                                  -----------     ----------

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                    Unaudited
                            For the six months ended

                                                     June 30,        June 30,
                                                       1999            2000
                                                      -------
Revenue                                                $-0-            $-0-

Costs of goods sold                                     -0-             -0-

Gross profit                                            -0-             -0-

Operations:
  General and administrative                          27,323          4,500
  Depreciation and  amortization                         -0-            -0-
  Total expense                                       27,323          4,500

Loss  from operations                                 27,323)        (4,500)


Net income (loss)                                     (27,323)      $(4,500)

Net income (loss)  per share -basic                  $     (0.00)    $   (0.00)
Number of shares outstanding-basic                  7,686,025     7,686,025

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS

                                    Unaudited
                            For the six months ended

                                                        June 30,        June 30,
                                                          1999            2000
                                                        ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $(27,323)       $(4,500)

  Accounts payable and accrued expenses                   4,500          4,500
                                                        -------          ------
TOTAL CASH FLOWS FROM OPERATIONS                        (22,823)           -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                   22,201         (3,857)
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES               22,201         (3,857)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                            (622)        (3,857)
CASH BALANCE BEGINNING OF PERIOD                            622          5,988
CASH BALANCE END OF PERIOD                                  $-0-       $ 2,131
Supplemental disclosure of cash flow information
  Cash paid for interest                                    $-0-          $-0-
  Cash paid for income taxes                                $-0-          $-0-

                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY


                               Common Stock  Common Stock    Additional      Accumulated
Date                                                       paid in capital    Deficit        Total


Balances December 31, 1998       7,686,025    $  7,686      $1,168,110       $ (1,042,175)  $ 133,621

Net loss                                                                          (49,162)   $(49,162)

Balances December 31, 1999       7,686,025       7,686       1,168,110         (1,091,333)    $84,463
Unaudited
Net loss                                                                           (4,500)     (4,500)

Balances June 30, 2000           7,686,025       7,686       1,168,110        $ 1,095,833     $79,963


                              ICT TCHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

     NOTE A--BASIS OF PRESENTATION The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of ICT Technologies, Inc. (the "Company") for the six months ended June 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

                           NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the six month periods through June 30, 2000, there were no dilutive securities outstanding

                              NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance. At June 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $1,095,833. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The components of the net deferred tax asset as of June 30, 2000 are as follows:

         Deferred tax asset:
         Net operating loss carry forward                             $ 372,583
         Valuation allowance                                          $(372,583)
         Net deferred tax asset                                       $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to June 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

                     NOTE D - COMMITMENTS AND CONTINGENCIES

        a.  Lease agreements

     The company occupies office space at the office of the President at 122 East 42nd Street, 17th Floor, New York, New York 10168 at a monthly rental of $250.

       b. Officer Compensation

     For the period from inception, June 23, 1997, to June 30, 2000, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Shainberg as consideration for services while the company is in the development stage of development.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 1999 AND 2000

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

     Results of Operations for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

     For the six months ended June 30, 2000, the Company generated net sales of $-0- as compared to $-0-for the six months ended June 30, 1999. The Company's cost of goods sold for the six months ended June 30, 2000 was $-0- as compared to $-0- to for the six months ended June 30, 1999. The Company's gross profit on sales was $-0-for the six months ended June 30, 2000 as compared to $-0-for the six months ended June 30, 1999.

     The Company's general and administrative costs aggregated approximately $4,500 for the six months ended June 30, 2000 as compared to $27,323 for the six months ended June 30, 1999 representing a decrease of $22,823. General and administrative expenses for June 30, 2000 represent $1,500 in accrued salary for Mr. Shainberg and and accrual of $750 for rent.

Liquidity and Capital Resources.

     The Company increased cash from $2,131 at June 30, 2000 to a cash balance of $5,988 at December 31, 1999. Working capital at June 30, 2000 was negative at $70,037. For the six months ended June 30, 2000, working capital was provided by management for the payment of expenses. At March 31, 2000, the Company continued to be funded through officer loan balances aggregating $55,668. Management believes that it will be able to fund the Company through the continuation of the Company's reorganization process until the Company's Marketing strategy of entering the art and antique business is in place.

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

         Year 2000 Issues

     The Company has completed its assessment of Year 2000 compliance with respect to its products that are currently being sold to customers and has concluded that all significant products are compliant. As of June 30, 2000, the Company did not experience any setback in operating plans resulting from a Year 2000 problem.

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

ICT TECHNOLOGIES, INC.

Dated: October 2, 2000
By: /s/ Joshua Shainberg
Joshua Shainberg, President and Director

Date: October 2, 2000
By: /s/ Bindiya Moorjani
Bindiya Moorjani Ph.D., Secretary, Treasurer and Director