Form 10QSB
period 2000-09-30
ICT TECHNOLOGIES INC
filed 2000-12-20
CIK 1005663

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000


[ ]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  EXCHANGE ACT
For the transition period from   -------------- to --------------


Commission file number  ------------------

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

                             ICT TECHNOLOGIES, INC.
               SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                                     PART I
                              FINANCIAL INFORMATION

        Item 1. Financial Statements

     The condensed financial statements for the periods ended September 30, 1999 and 2000 included herein have been prepared by ICT Technologies, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the nine month periods ended September 30, 1999 and 2000.

     The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

     The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 1999.


Balance Sheet as of September 30, 2000 and December 31, 1999.............    4

Statement of Operations for the nine months ended September 30, 2000
      and fiscal year 1999...............................................    5

Statement of Cash Flows for the nine months ended September 30, 2000
      and and fiscal year 1999...........................................    6

Statement of Stockholders' Equity for the nine months ended
       September 30, 2000................................................    7

Notes to Consolidated Financial Statements...............................    8

                             ICT TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                                                 September 30,
                                                                     2000
                                      December 31, 1999           Unaudited
                                      -----------------          --------------
                                     Assets
Current assets
  Cash                                       $5,988                   $   -0-
  Total current assets                        5,988                       -0-


Other assets
  Equity investment                         150,000                   150,000
  Total other assets                        150,000                   150,000
Total assets                               $155,988                  $150,000
                                           ========                  ========

                      Liabilities and Stockholders' Equity

Current liabilities
  Accrued expenses                        $  12,000                 $  18,750
  Officer loan payable                       59,525                    63,629
                                          =========                 =========
  Total current liabilities                  71,525                    82,379


Stockholders' equity
  Common Stock authorized 10,000,000          7,686                     7,686
shares, $0.001  par value each. At
December 31, 1999 and September 30,
2000, there are 7,686,025 and
7,686,025  shares outstanding
respectively.
Additional paid in capital                1,168,110                 1,168,110
Deficit accumulated during the           (1,091,333)               (1,108,175)
development stage
Total stockholders' equity                   84,463                    67,621
Total liabilities and stockholders'        $155,988                  $150,000
equity

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                    Unaudited

                                        For the nine             For the nine
                                        months ended             months ended
                                        September 30,            September 30,
                                            1999                     2000
                                        -------------            -------------

Revenue                                   $    -0-                 $     -0-

Costs of goods sold                            -0-                       -0-

Gross profit                                   -0-                       -0-

Operations:
  General and administrative                48,896                     16,842
  Depreciation and  amortization               -0-                        -0-
  Total expense                             48,896                     16,842

Loss  from operations                      (48,896)                   (16,842)



Net income (loss)                         $(48,896)                  $(16,842)

Net income (loss)  per share-basic          $(0.01)                    $(0.00)
Number of shares outstanding-basic       7,686,025                  7,686,025

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS

                                    Unaudited


                                              For the             For the
                                          nine months ended   nine months ended
                                            September 30,      September 30,
                                               1999                2000
                                          -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $(48,896)          $(16,842)
Adjustments to reconcile net loss to
cash used in operating activities
  Shares issued for accrued salaries
  Depreciation
  Accounts payable and accrued expenses           6,000              6,750
                                               ----------           --------
TOTAL CASH FLOWS FROM OPERATIONS                (42,896)           (10,092)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                           43,048              4,104
TOTAL CASH FLOWS FROM FINANCING                  43,048              4,104
ACTIVITIES

TOTAL CASH FLOWS FROM INVESTING
ACTIVITIES

NET INCREASE (DECREASE) IN CASH                    (152)             (5,988)
CASH BALANCE BEGINNING OF PERIOD                    622               5,988
                                                 --------            --------
CASH BALANCE END OF PERIOD                       $  744             $    -0-
Supplemental disclosure of cash flow
information
  Cash paid for interest                         $   -0-                 -0-
  Cash paid for income taxes                     $   -0-            $    -0-

                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY


                                                                             Deficit
                                                                           accumulated
                                                     Additional paid-    during developent
Date                 Common Stock    Common Stock       in capital            stage           Total
--------             ------------    ------------    ----------------    -----------------   ---------

Balances December       7,686,025         $7,686         $1,168,110        (1,042,175)        133,621
31, 1998

Net loss                                                                     $(49,162)       $(49,162)
Balances December       7,686,025          7,686         $1,168,110        (1,091,333)        $84,463
31, 1999

Unaudited
Net loss                                                                      (16,842)        (16,842)
Balances September      7,686,025          7,686          1,168,110       $(1,108,175)        $67,621
30, 2000









                              ICT TCHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of ICT Technologies, Inc. (the "Company") for the nine months ended September 30, 1999 and 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

     NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine month periods through September 30, 2000, there were no dilutive securities outstanding.

     NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1999 and September 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At September 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $1,108,175. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of September 30, 2000 are as follows:

         Deferred tax asset:
         Net operating loss carry forward                  $  376,780
         Valuation allowance                                $(376,780)
                                                           -----------
         Net deferred tax asset                              $     -0-

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to September 30, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

     NOTE D - COMMITMENTS AND CONTINGENCIES

     a. Lease agreements

     The company occupies office space at the office of the President at 122 East 42nd Street, 17th Floor, New York, New York 10168 at a monthly rental of $250.

     b. Officer Compensation

     For the period from inception, June 23, 1997, to September 30, 2000, the company has accrued a minimal compensation of $500 per month as compensation to Mr. Shainberg as consideration for services while the company is in the development stage of development.


Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1999 AND 2000

     The following discussion relates to the results of the Company's operations to date, and our financial condition:

     This report contains forward looking statements relating to the Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

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

     Results of Operations for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

     For the nine months ended September 30, 2000, the Company generated net sales of $-0- as compared to $-0-for the nine months ended September 30, 1999. The Company's cost of goods sold for the nine months ended September 30, 2000 was $-0- as compared to $-0- to for the nine months ended September 30, 1999. The Company's gross profit on sales was $-0-for the nine months ended September 30, 2000 as compared to $-0-for the nine months ended September 30, 1999.

     The Company's general and administrative costs aggregated approximately $16,842 for the nine months ended September 30, 2000 as compared to $48,896 for the nine months ended September 30, 1999 representing a decrease of $32,054. General and administrative expenses for September 30, 2000 represent $2,000 in accrued salary for Mr. Shainberg and and accrual of $1,000 for rent and office expenses of $13,842.

     Liquidity and Capital Resources.

     The Company increased cash from $-0- at September 30, 2000 to a cash balance of $5,988 at December 31, 1999. Working capital at September 30, 2000 was negative at $82,379. For the nine months ended September 30, 2000, working capital was provided by management for the payment of expenses. At March 31, 2000, the Company continued to be funded through officer loan balances aggregating $63,629. Management believes that it will be able to fund the Company through the continuation of the Company's reorganization process until the Company's marketing strategy of entering the art and antique business is in place.

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

     Year 2000 Issues

     As of September 30, 2000, the Company did not experience any setback in operating plans resulting from a Year 2000 problem.

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