Form 10KSB
period 2000-12-31
ICT TECHNOLOGIES INC
filed 2001-04-17
CIK 1005663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ICT TECHNOLOGIES, INC.
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2000

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

     As of March 27, 2001, there were 7,686,025 shares of the registrant's common stock, par value $0.001 issued and outstanding. As of March 27, 2001, the market value of securities held by non-affiliates is $238,112 based on the average of the high and low bid prices as reported by Yahoo.com. for the 60 day period ending March 27, 2001. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,686,025 shares of common stock, par value $0.001, as of March 27, 2001.

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

     Transitional Small Business Disclosure Format (Check one):

     Yes [ ]; No [X] .

                                TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Description of Business............................................... 2

ITEM 2. Description of Property............................................... 2

ITEM 3. Legal Proceedings..................................................... 5

ITEM 4. Submission of Matters to a Vote of Security Holders................... 5

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.............. 6

ITEM 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................... 7

ITEM 7. Financial Statements.................................................  9

ITEM 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Matters...................................    9

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act....................  9

ITEM 10. Executive Compensation.............................................. 10

ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management.....................................................  12

ITEM 12. Certain Relationships and Related Transactions...................... 12

ITEM 13. Exhibits and Reports on Form 8-K.................................... 13

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2000 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

     Item 1. Description of Business.

     a. Business Development.

     Our company, ICT Technologies, Inc., was formed under the laws of Delaware on May 27, 1999 and is authorized to issue 10,000,000 shares of common stock, $0.001 par value each. Our company was formed to reorganize the business affairs and the domicile of ICT Technologies, Inc., a corporation formed under the laws of New York on February 8, 1994, ("ICT NY"). Initially, ICT NY intended to conduct research and development in the area of computer hardware and software. If such research and development was successful, it intended to commence production of an optical archive record storage system, a liquid crystal display visor for use in multimedia and virtual reality systems and software and computer adapter boards. ICT NY abandoned this pursuit and shortly thereafter attempted to enter the stem cell storage business. This also proved unfeasible. Our company entered its present business during 1995 of buying and selling investment grade art work. We previously owned a 15% equity interest in Frank Lettau Galleries, located at 67 Monroe Avenue, Staten Island, New York. We terminated our relationship with Frank Lettau Galleries, Inc. in December 2000 and regained possession of certain pieces of our art in January 2001. In February 2001, we sold two pieces of art for $7,000 and $2,000, respectively. We have encountered difficulties in making a success of our business and can give no assurances of future revenue or profit.

     Our principal offices are located at 122 East 42nd Street, 17th Floor, New York, New York 10168.

     b. Business of Issuer.

     1. Principal products or services and their markets;

     We buy and sell investment grade art works, although we have not been successful in this venture to date. We have been attempting to market art products in the wholesale and/or retail art and framing markets. We would like to operate and/or purchase equity positions in operators of fine art galleries in key vacation and/or upscale communities. Our company would also like to enter into licensing agreements with third parties in order to produce lithographic reprints of art, which our company owns, for resale.

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

     We intend to utilize direct marketing methods. Our company believes that the chosen marketing method(s) will depend upon the amount of funds that we will be able to raise or borrow, if any. In addition, our company intends to develop a "cyber gallery". This gallery is intended to provide an opportunity for our company to sell art work we hope to be able to publish as well as consigned art work. We have had little to no success in our distribution efforts.

     3. Status of any publicly announced new product or service.

     There have been no publicly announced new products or services by our company.

     4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition;

     Fine art retailing is an intensely competitive industry and our company competes with a number of competitors at competitive prices. No single competitor dominates the market, which is made up of numerous small boutique art houses and galleries. The primary markets that our company plans to enter into in 2001 are the U.S. Northeast and the Mid-Atlantic. At the present time, our company expects to be an insignificant participant among art galleries. There are a number of established galleries, virtually all of which are larger and better capitalized than our company and/or have greater personnel resources and technical expertise. In view of our company's extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors. There can be no guarantee that our company will ever generate substantial revenues or ever be profitable.

     5. Sources and Availability of Raw Materials and the Names of Principal Suppliers.

     Our company does not utilize raw materials in our business. The closest comparison to the utilization of raw materials is our reliance on sources of art supply to market and sell. We have no guaranteed supply arrangements. Our success is dependent in part on locating art and initiating and maintaining strong relationships with individual artists.

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

     As previously stated, increases in the minimum wage and taxes could result in an increase in costs and, ultimately, a decrease in our revenues. Any such increases could affect the profitability of future operations. With reference to the requirement to comply with the Federal and State Securities laws, the failure to comply with any of these laws, rules or regulations could have a material adverse effect on our company.

     10. Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers;

     Our company's general and administrative costs aggregated approximately $114,595 for the year ended December 31, 2000 as compared to $49,162 for the year ended December 31, 1999 representing a increase of $65,433. This increase represents essentially consulting fees paid to Joshua Shainberg for the time spent doing the marketing research, planning and reorganization of the business for its entry into the art and antiques field of business.
                                        5

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

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters.

     (a) Market information.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "ICTT." The following table sets forth the high and low bid prices as reported by Yahoo.com, Inc. for the periods ending December 31, 2000 and prior. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions. As of December 31, 2000 there were 253 shareholders of Common Stock.
                                               High            Low
                                               -----           ----
2000

Fourth Quarter                                  3.00             1.00
Third Quarter                                   2.00             0.80
Second Quarter                                  2.50             0.55
First Quarter                                  $3.00            $1.00

1999

Fourth Quarter                                  6.00            1.00
Third Quarter                                   8.00            3.00
Second Quarter                                  8.50            2.00
First Quarter                                   3.75            1.25

1998

Fourth Quarter                                  3.00            1.00
Third Quarter                                   3.00            1.25
Second Quarter                                  3.50            1.00
First Quarter                                   4.00            1.25

1997

Fourth Quarter                                  4.85            0.75
Third Quarter                                  10.00            1.50
Second Quarter                                  4.50            0.50
First Quarter                                   4.00            0.75

     (b) Holders.

     As of December 31, 2000 there were 253 holders of shares of common stock.

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

     Item 6. Management's Discussion and Analysis or Plan of Operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDING
                           DECEMBER 31, 1999 AND 2000

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

     Business  activities.

     Our company has been dormant since December 31, 1996 except for an equity investment in the Frank Lettau Galleries, located in New York City. This investment was terminated in December 2000. We regained possession of certain works of art in January 2001. Our company is in the process of expanding its business activities into the purchasing and selling of art and antiques for its own account having learned the business as a result of its business relationship with Frank Lettau Galleries. To date, we have sold two pieces of art for $7,000 and $2,000 respectively. We can give no assurances that we will be successful in our business endeavors.

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

     During this reorganization period, our company has been financed through officer's loans from Joshua Shainberg.


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

     Results of Operations for the year ended December 31, 1999 as compared to the to December 31, 2000.

     For the year ended December 31, 2000, our company generated net sales of $-0- as compared to $-0- for the year ended December 31, 1999. Our company's cost of goods sold for the year ended December 31, 2000 was $-0- as compared to $-0- for the year ended December 31, 1999. Our company's gross profit on sales was approximately $-0- for the year ended December 31, 2000 as compared to $-0-for the year ended December 31, 1999.

     Our company's general and administrative costs aggregated approximately $114,595 for the year ended December 31, 2000 as compared to $49,162 for the year ended December 31, 1999 representing an increase of $49,162. These expenses represent bank charges and the payment of fees to the stock transfer agent and other expenses necessary for the continuation of the business.

     Liquidity and Capital Resources.

     Our company increased cash from $5,988 at December 31, 1999 to a cash balance of $58,547 at December 31, 2000. Working capital at December 31, 2000 was negative at $30,132. For the year ended December 31, 2000, working capital was provided by management for the payment of expenses. At December 31, 2000, our company continued to be funded through officer loan balances aggregating $118,654. Management believes that it will be able to fund the Company through the continuation of our company's reorganization process until our company's Marketing strategy of entering the art and antique business is in place.

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

                                    PART III

     Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     (a) Executive Officers and Directors

     The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

                               Age               Position
                               ---               --------

Joshua Shainberg                44               President, Director

Bindiya Moorjani Ph.D.          34               Secretary, Treasurer Director

     Our board of directors is comprised of only one class of director. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by our board of directors and hold office until successors are duly elected and qualified. Our president, Joshua Shainberg has held office since February 1997. Bindiya Moorjani has held office since August 21, 2000. She replaced our former secretary, treasurer and director, Abraham Shainberg who served our company from February 10, 1994 to August 21, 2000. Mr. Abraham Shainberg resigned on August 20, 2000 due to time restraints and his full time commitments to other business ventures. The following is a brief account of the business experience during the past five years of each director and executive officer of our company

     Joshua Shainberg has been the president of our company since February 1997. He has served as a director since February 1997. Mr. Shainberg has also been engaged is real estate development, primarily in Quebec, Canada, and Florida, and is a director of Global Real Estate Venture Corp. since January 1997. From 1984 to 1996, Mr. Shainberg also was a stock broker.

     Bindiya Moorjani has been the director, secretary and treasurer of our company since August 20, 2000. This year, Ms. Moorjani was a awarded a Ph.D. in biomedical sciences from the Fishberg Research Center for Neurobiology, Mount Sinai School of Medicine, New York University. From 1993 through 1999, Ms. Moorjani was a graduate researcher at the Mount Sinai School of Medicine in the doctoral program concentrating on neurobiology. Ms. Moorjani received her M.A. in biopyschology in 1993 from Rockefeller University/ City University of New York, Hunter College and her B.A. in psychology and experimental research from the University of Bombay, Bombay, India.


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

     (e) Compliance with Section 16(a) of the Exchange Act.

     To our company's knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to
Section 16 of the Exchange Act with respect to our company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2000.

     Item 10. Executive Compensation.

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2000, to our company's Chief Executive Officer and each of our company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 2000 and no bonuses were awarded during fiscal 2000.

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

                           SUMMARY COMPENSATION TABLE


                                                       Long Term Compensation

                           Anual Compensation   Awards                   Payouts



 (a)          (b)    (c)     (d)   (e)          (f)        (g)            (h)         (i)
===============================================================================================

                                                Restricted  Securities
Name and                           Other Annual Stock       Underlying    LTIP     All Other
Principal             Salary Bonus Compensation Award(s)    Options/SARs  Payouts  Compensation
Position        Year  ($)    ($)   ($)          ($)         (#)          ($)       ($)
--------        ----  ------ ----- ------------ ---------- -------------  -------  -------------


Joshua          2000  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Shainberg*#
President and
Director        1999  -0-    -0-   -0-          -0-         -0-           -0-      -0-


                1998  -0-    -0-   -0-          -0-         -0-           -0-      -0-

Bindiya         2000  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Moorjani#
Secretary,
Treasurer and   1999  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Director

                1998  -0-    -0-   -0-          -0-         -0-           -0-      -0-




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

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

Shares Beneficially Owned

-------------------------
                                                                      Percentage
Directors and Executive Officers        Shares Held(1)        Owned (2)
--------------------------------        --------------       -----------

Joshua Shainberg (3)
122 East 42nd Street
New York, NY                             5,961,000               77.5%

Bindiya Moorjani Ph.D.                     450,000                5.8%
Secretary/Treasurer
Director
122 East 42nd Street
New York, NY

     As a group 6,411,100 83.3% (2 persons)  --------------------------

     (1) All shares held are of our common stock.


     (2) Percentage of ownership is based on 7,686,025 shares of our common stock issued and outstanding as of December 31, 2000.

     (3) Mr. Abraham Shainberg was a director, secretary and treasurer of our company. He resigned on August 21, 2000 due to his inability to devote sufficient time to the business of our company. On November 30, 2000, he transferred 450,000 shares of our common stock to Dr. Moojani, secretary of our company in consideration for a one-year promissory note in the principal amount of $45,000. Our company requested that Dr. Moorjani sign a six-month lock up on the sale of any of these shares. Mr. Shainberg holds 9.7% of our outstanding common stock. Note that 300,000 shares which had been transferred to Furio Maglione are now being held by our transfer agent pursuant to a court order pending final resolution. If successful, Mr. Shainberg may be entitled to Mr. Maglione's shares. Litigation surrounding the Maglione matter was commenced in May 1999. See Item 3 of Part II, Legal Proceedings

     Item 12. Certain Relationships and Related Transactions.

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

     1. Financial Statements

         Report of Thomas P. Monahan, Independent Certified Public Accountant

         Balance Sheet as of December 31, 2000

         Statement of Operations for the years ended December 31, 2000, and 1999

         Statement of Cash Flows for the years ended December 31, 2000 and 1999

         Statement of Stockholders' Equity for the years ended December 31, 2000 and 1999

     Notes to Financial Statements

     2. Exhibits

     (a) The following exhibits are included as part of this report:


                                     EXHIBIT

NUMBER DESCRIPTION LOCATION
------- ---------------------------------------------------------


(3) Articles of Incorporation and Bylaws:

3(i) Articles of Incorporation*

3(ii) Bylaws*

(8) Consents - Experts:

(8)(i) Consent of Thomas P. Monahan Filed electronically herewith

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

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (201) 790-8775
                               Fax (201) 790-8845

To The Board of Directors and Shareholders of ICT Technologies, Inc.:


     I have audited the accompanying balance sheet of ICT Technologies, Inc. as of December 31, 2000 and the related statements of operations, cash flows and shareholders' equity for the years ending December 31, 1999 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICT Technologies, Inc. as of December 31, 2000 and the results of its operations, shareholders equity and cash flows for the years ending December 31, 1999 and 2000 in conformity with generally accepted accounting principles.

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


                                           /s/Thomas Monahan
                                           -----------------------
                                          Thomas P. Monahan, CPA


April 14, 2001
Paterson, New Jersey



                                       F-1




                             ICT TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                               December 31, 2000
                                     Assets
Current assets
     Cash                                                                 58,547

     Total current assets                                                101,500
                                                                        --------

     Total assets                                                       $160,047
                                                                        ========


                            Liabilities and Stockholders' Equity

Current liabilities
     Officer loan payable                                                190,179
                                                                         -------
     Total current liabilities                                           190,179


Stockholders' equity
     Common Stock authorized 10,000,000 shares, $0.001 par value each. At 7,686 December 31, 2000, there are 7,686,025 shares outstanding.
Additional paid in capital                                             1,168,110
Deficit accumulated during the development stage                     (1,205,928)
                                                                     -----------
Total stockholders' equity                                              (30,132)

Total liabilities and stockholders' equity                              $160,047
                                                                      ==========

                 See accompanying notes to financial statements

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS


                                                     For the          For the
                                                    year ended       year ended
                                                   December 31,     December 31,
                                                      2000              1999
Revenue                                               $-0-              $-0-

Costs of goods sold                                    -0-               -0-

Gross profit                                           -0-               -0-

Operations:
  General and administrative                         114,595            49,162
  Depreciation and  amortization                       -0-               -0-
                                                     --------           --------
  Total expense                                      114,595            49,162

Loss from operations                                (114,595)          (49,162)



Net income (loss)                                   $(114,595)        $(49,162)
                                                    ==========        ==========
Net income (loss) per share -basic                     $(0.02)          $(0.01)
Number of shares outstanding-basic                   7,686,025        7,686,025
                                                     =========        ==========

                 See accompanying notes to financial statements


                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                                       For the         For the
                                                     year ended      year ended
                                                    December 31,    December 31,
                                                        2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $(114,595)      $(49,162)

Adjustments to reconcile net loss to cash used in operating activities
  Loss on equity inves                                 48,500
  Depreciation                                          -0-             -0-
  Accounts payable and accrued expenses                                6,000
                                                       ------         ------
TOTAL CASH FLOWS FROM OPERATIONS                      (66,095)       (43,162)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                118,654         48,805
                                                      -------         ------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES            118,654         48,805

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES              -0-            -0-

NET INCREASE (DECREASE) IN CASH                        52,559          5,643
CASH BALANCE BEGINNING OF PERIOD                        5,988            345
CASH BALANCE END OF PERIOD                            $58,547         $5,988
                                                      =======         =======


                 See accompanying notes to financial statements


                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                                  Deficit
                                        Common Stock    Common Stock       Additional         accumulated during
Date                                                                     paid in capital       developent stage        Total
----                                    ------------    ------------     ---------------      ------------------       -----



Balances December 31, 1998               7,686,025         $7,686          $1,168,110            (1,042,175)          133,621

Net loss                                                                                           $(49,162)         $(49,162)
                                                                                                 ===========          ========

Balances December 31, 1999               7,686,025          7,686          $1,168,110            (1,091,333)          $84,463

Unaudited
Net los                                                                                           (114,595)          (16,842)
                                                                                                 ===========         =========
Balances December 31, 2000              7,686,025           7,686          1,168,110            $(1,205,928)         $(30,132)



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

Note 2-Summary of Significant Accounting Policies

         a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,205,928 for the period from inception of ICT NY February 8, 1994, to December 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. To date the Company's day to day expenses are being paid by the officers of the Company. The Company is seeking to develop business activities relating to the buying and selling of art and antiques. The Company had an equity interest in an art and antique dealer in New York City and has converted the balance of that equity interest into inventory upon severing the relationship and is seeking to expand its business activities. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its source of inventory of art and antiques and initiating marketing penetration. The Company plans to engage in such ongoing financing efforts on a continuing basis.

     The financial statements presented consist of the balance sheet of the Company as at December 31, 2000 and the related statements of operations and cash flows for the years ending December 31, 2000 and 1999.


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

          e. Significant Concentration of Credit Risk

     At December 31, 2000, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $58,547 which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.
          f. Recent Accounting Standards

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

     Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The adoption of this statement had no impact on the Company's financial position and results of operations for the year ended December 31, 2000.


Note 3 - Equity Investment

     In 1995, the Company advanced Frank Lettau Galleries ("Gallery") of New York, New York $300,000. As of December 31, 1995, the Company used this amount as the purchase price of a 15% equity interest in the Gallery. In 1996, the Company received a return of $150,000 by Frank Lettau and reduced the value of its equity interest to $150,000 while still maintaining its 15% equity interest.



Note 4 - Related Party transactions

          a. Office Location

     The Company occupies office space at the office of the President located at 122 East 42nd Street, 17th Floor, New York, New York 10168 for a monthly rental of $250.

          b. Corporate Relationships

     Joshua Shainberg, President of the Company and Abraham Shainberg, Secretary Treasurer of the Company are brothers.

Note 5 - Commitments and Contingencies


     At December 31, 2000, the Company has not entered into any contracts or commitments.


Note 6 - Income Taxes

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

     As of December 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At December 31, 2000, the Company has net operating loss carry forwards for income tax purposes of $1,205,928. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

     The components of the net deferred tax asset as of December 31, 2000 are as follows:

Deferred tax asset:
                    Net operating loss carry forward       $ 410,015
                    Valuation allowance                    $(410,015)
                                                         -------------
                    Net deferred tax asset                   $ -0-

     The Company recognized no income tax benefit for the loss generated in the period from inception, February 8, 1994, to December 31, 2000. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

Note 7 - Business and Credit Concentrations

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



                                       23




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             ICT TECHNOLOGIES, INC.


Date: April __, 2001


                             By: /s/Joshua Shainberg
                              --------------------
                                Joshua Shainberg,
                             President and Director

Date: April __, 2001


                              By: Bindiya Moorjani
                               ------------------
                             Bindiya Moorjani Ph.D.,
                               Secretary, Treasurer and Director