Form 10KSB/A
period 2001-03-31
ICT TECHNOLOGIES INC
filed 2001-05-15
CIK 1005663

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

                                     PART I

     Item 1. Description of Business.

     a. Business Development.

     Our company, ICT Technologies, Inc., was formed under the laws of Delaware on May 27, 1999 and is authorized to issue 10,000,000 shares of common stock, $0.001 par value each. Our company was formed to reorganize the business affairs and the domicile of ICT Technologies, Inc., a corporation formed under the laws of New York on February 8, 1994, ("ICT NY"). Initially, ICT NY intended to conduct research and development in the area of computer hardware and software. If such research and development was successful, it intended to commence production of an optical archive record storage system, a liquid crystal display visor for use in multimedia and virtual reality systems and software and computer adapter boards. ICT NY abandoned this pursuit and shortly thereafter attempted to enter the stem cell storage business. This also proved unfeasible. Our company entered its present business during 1995 of buying and selling investment grade art work. We previously owned a 15% equity interest in Frank Lettau Galleries, located at 67 Monroe Avenue, Staten Island, New York. We terminated our relationship with Frank Lettau Galleries and regained possession of cedrtain pieces of our art in December 2000. In February 2001, we sold two pieces of art for $7,000 and $2,000, respectively. We have encountered difficulties in making a success of our business and can give no assurances of future revenue or profit.

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

     Business  activities.

     Our company has been dormant since December 31, 1996 except for an equity investment in the Frank Lettau Galleries, located in New York City. This investment was terminated in December 2000. We regained possession of certain works of art in December 2000. Our company is in the process of expanding its business activities into the purchasing and selling of art and antiques for its own account having learned the business as a result of its business relationship with Frank Lettau Galleries. To date, we have sold two pieces of art for $7,000 and $2,000 respectively. We can give no assurances that we will be successful in our business endeavors.

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


                                           /s/Thomas Monahan
                                           -----------------------
                                          Thomas P. Monahan, CPA


April 14, 2001
Paterson, New Jersey



                                       F-1




                             ICT TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                               December 31, 2000
                                     Assets
Current assets
     Cash                                                                 58,547
     inventory                                                           101,500
                                                                         -------
     Total current assets                                                160,047

     Total assets                                                       $160,047
                                                                        ========


                            Liabilities and Stockholders' Equity

Current liabilities
     Officer loan payable                                                190,179
                                                                         -------
     Total current liabilities                                           190,179


Stockholders' equity
     Common Stock authorized 10,000,000 shares, $0.001 par value each. At 7,686 December 31, 2000, there are 7,686,025 shares outstanding.
Additional paid in capital                                             1,168,110
Deficit accumulated during the development stage                     (1,205,928)
                                                                     -----------
Total stockholders' equity                                              (30,132)

Total liabilities and stockholders' equity                              $160,047
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
                                                     =========        ==========

                 See accompanying notes to financial statements


                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                                       For the         For the
                                                     year ended      year ended
                                                    December 31,    December 31,
                                                        2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $(114,595)      $(49,162)

Adjustments to reconcile net loss to cash used in operating activities
  Loss on equity inves                                 48,500
  Depreciation                                          -0-             -0-
  Accounts payable and accrued expenses                                6,000
                                                       ------         ------
TOTAL CASH FLOWS FROM OPERATIONS                      (66,095)       (43,162)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                118,654         48,805
                                                      -------         ------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES            118,654         48,805

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES              -0-            -0-

NET INCREASE (DECREASE) IN CASH                        52,559          5,643
CASH BALANCE BEGINNING OF PERIOD                        5,988            345
                                                       ------         -------
CASH BALANCE END OF PERIOD                            $58,547         $5,988
                                                      =======         =======

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST                                  $ -            $ -

CASH PAID FOR INCOME TAXES                              $ -            $ -

                 See accompanying notes to financial statements

                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                                  Deficit
                                        Common Stock    Common Stock       Additional         accumulated during
Date                                                                     paid in capital       developent stage        Total
----                                    ------------    ------------     ---------------      ------------------       -----



Balances December 31, 1998               7,686,025         $7,686          $1,168,110            (1,042,175)          133,621

Net loss                                                                                           $(49,162)         $(49,162)
                                         ---------         -------          ----------           -----------         ---------

Balances December 31, 1999               7,686,025          7,686          $1,168,110            (1,091,333)          $84,463

Unaudited
Net loss                                                                                           (114,595)          (16,842)
                                        ----------         -------         -----------           -----------         ---------
Balances December 31, 2000              7,686,025           7,686          1,168,110            $(1,205,928)         $(30,132)

                                        ==========        ========         ===========          ============         =========

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

     The financial statements presented consist of the balance sheet of the Company as at December 31, 2000 and the related statements of operations, cash flows and stock holders equity for the years ending December 31, 2000 and 1999.


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

Note 8

     In May of 1999, the Company and Joshua Shainberg brought a breach of contract suit against Furio Maglione and 9008-9657 Quebec Corp. (AKA Gyros) in the United States District Court , District of New Jersey. As a result of this litigation, 300,000 shares previously held by Mr. Maglione are being held by our transfer agent subject to an order preventing their transfer until further court order. Although Mr. Maglione has not taken any action regarding this matter since the date of the court order, we anticipate that he will attempt to regain control of those shares at some point in the future. Our company intends to petition the court to have the shares returned to their original shareholder, Abraham Shainberg, a former director and former officer of our company, at some as of yet undecided point in the future.


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