Form 10QSB
period 2001-03-31
ICT TECHNOLOGIES INC
filed 2001-05-31
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________


     Commission file number _______________________________________

                             ICT Technologies, Inc.
                      (Exact name of small business issuer
                          as specified in its charter)
         Delaware                                            13-4070586
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                                Joshua Shainberg
           122 East 42nd Street, 17th Floor, New York, New York 10168
                                 (212) 551-1085
          (Address and telephone number of principal executive offices, principal place of business,
                 and name, address and telephone number of agent
                             for service of process)

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 30, 2001, the Company there are 7,686,065 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ICT TECHNOLOGIES, INC.
March 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

Page Number

Special Note Regarding Forward Looking Information...................... 3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements............................................  4
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations................................................... 12
Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings............................................... 15
Item 2. Changes in Securities and Use of Proceeds....................... 15
Item 3. Defaults Upon Senior Securities................................. 15
Item 4. Submission of Matters to a Vote of Security Holders............. 15
Item 5. Other Information............................................... 15
Item 6. Exhibits and Reports on Form 8-K................................ 15

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended March 31, 2001 included herein have been prepared by ICT Technologies, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of operations and cash flows for the three month periods ended March 31, 2001 and 2000. The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS..............................................5
Balance Sheet as of March 31, 2001 and December 31, 2000...................... 6
Statement of Operations for the three months ended March 31, 2001 and 2000.....7
Statement of Cash Flows for the three months ended March 31, 2001 and 2000.... 8
Statement of Stockholders' Equity for the three months ended March 31, 2001... 9
Notes to Consolidated Financial Statements................................... 10

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  ICT Technologies,  Inc.

     I have reviewed the accompanying balance sheet of ICT Technologies, Inc. as of March 31, 2001, and the related statements of operations and of cash flows for the three month periods ended March 31, 2000 and 2001. These financial statements are the responsibility of the Company's management.

     I have conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

     Based on my review, I are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in my report dated April 10, 2001, that was prepared assuming that ICT Technologies, Inc. will continue as a going concern. As more fully described in Note E, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note E. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of ICT Technologies, Inc. April 10, 2001 to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.


Thomas Monahan Certified Public Accountant
Paterson, New Jersey
May 8, 2001

                             ICT TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                                                                                March 31,
                                                                                December 31,      2001
                                                                                    2000        Unaudited

                                    Assets
Current assets
  Cash                                                                                $58,547        $1,114
  Inventory                                                                          101,500         90,090
  Total current assets                                                                160,047        91,204


Total assets                                                                        $160,047        $91,204


                            Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                                                             $32,000
  Officer loan payable                                                               190,179        121,376
  Total current liabilities                                                           190,179       153,376


Stockholders' equity
  Common Stock authorized 10,000,000 shares, $0.001  par value each. At                 7,686         7,686
December 31, 2000 and March 31, 2001, there are 7,686,025 and 7,686,025 shares outstanding respectively.
Additional paid in capital                                                          1,168,110     1,168,110
Deficit accumulated during the development stage                                  (1,205,928)   (1,237,968)
Total stockholders' equity                                                           (30,132)      (62,173)
Total liabilities and stockholders' equity                                          $160,047        $91,204



                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                    Unaudited

                                                                          For the three    For the three
                                                                          months ended     months ended
                                                                         March 31, 2000      March 31,
                                                                                                2001

Revenue                                                                             $-0-           $15,215

Costs of goods sold                                                                -0-              11,410

Gross profit                                                                         -0-             3,805

Operations:
  General and administrative                                                       2,250            35,844
  Depreciation and  amortization                                                  -0-               -0-
  Total expense                                                                    2,250            35,844

Loss  from operations                                                            (2,250)          (32,040)

Net income (loss)                                                               $(2,250)         $(32,040)

Net income (loss)  per share -basic                                              $(0.00)           $(0.00)

Number of shares outstanding-basic                                             7,686,025         7,686,025


                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                    Unaudited

                                                                               For the         For the
                                                                             three months    three months
                                                                                ended           ended
                                                                              March 31,       March 31,
                                                                                 2000            2001

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                $(2,250)      $(32,040)
Adjustments to reconcile net loss to cash used in operating activities
  Shares issued for accrued salaries
  Depreciation
  Inventory                                                                                         11,410
  Accounts payable and accrued expenses                                               2,250         18,500
TOTAL CASH FLOWS FROM OPERATIONS                                                        -0-        (2,130)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                                1,012       (55,303)
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                            1,012       (55,303)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                                                       1,012       (57,433)
CASH BALANCE BEGINNING OF PERIOD                                                     5,988          58,547
CASH BALANCE END OF PERIOD                                                          $7,000          $1,114
Supplemental disclosure of cash flow information
  Cash paid for interest                                                               $-0-           $-0-
  Cash paid for State income taxes                                                     $-0-         $2,555

                                       8

                                               ICT TECHNOLOGIES, INC.
                                          STATEMENT OF STOCKHOLDERS EQUITY

                                                                                         Deficit
                                    Common Stock    Common Stock    Additional      Accumulated during
Date                                                              paid in capital    developent stage      Total


Balances December 31, 1998               7,686,025         $7,686      $1,168,110            (1,042,175)     133,621

Net loss                                                                                       $(49,162)   $(49,162)

Balances December 31, 1999               7,686,025          7,686      $1,168,110            (1,091,333)     $84,463


Net loss                                                                                       (114,595)    (16,842)

Balances December 31, 2000               7,686,025          7,686       1,168,110           $(1,205,928)   $(30,132)

Unaudited
Net loss                                                                                        (32,040)    (32,040)

Balances                                7,686,025          7,686       1,168,110             (1,237,968)    (62,173)
March 31, 2001

                             ICT TCHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 31, 2001

     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of ICT Technologies, Inc. (the "Company") for the three months ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

     NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three month periods through March 31, 2001, there were no dilutive securities outstanding


     NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At March 31, 2001, the Company has net operating loss carry forwards for income tax purposes of $1,237,968. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of March 31, 2001 are as follows:

          Deferred tax asset:
         Net operating loss carry forward                            $  420,909
         Valuation allowance                                          $(420,909)
         Net deferred tax asset                                      $     -0-

     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to March 31, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

         NOTE D - COMMITMENTS AND CONTINGENCIES

        a.  Lease agreements

     The company occupies office space at the office of the President at 122 East 42nd Street, 17th Floor, New York, New York 10168 at a monthly rental of $250.

     Note E - Going Concern

     The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,237,968 and has negative capitalization of $62,173 for the period from inception, February 8, 1994, to March 31, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDING MARCH 31, 2000 and 2001

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

Business activities.

     The Company was dormant until December 31, 1996 except for an equity investment in the Frank Lettau Galleries, located in New York City. The Company is in the process of expanding its business activities in the purchasing and selling of art and antiques for its own account having learned the business as a result of its business relationship with Frank Lettau Galleries. As of December 31, 2000, the Company has severed its relationship with the Gallery and settled accounts with receipt of an inventory in artistic works available for sale aggregating $101,500. During the first quarter ended March 31, 2001, the Company has sold 3 pieces of art representing an aggregate of $15,215.

     During this period, management has continued to finance is activities through the resources of management and has devoted the majority of its efforts to initiating the Company's market plans to enter the business of purchasing art and antiques, obtaining new customers for sale of consulting services, developing sources of supply, developing and testing its marketing strategy and finding a management team to begin the process of: completing its marketing goals; furthering its marketing research and development for its products. These activities were funded by the Company's management and investments from stockholders. The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner and within the budget constraints of management and that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into market design and implementation and development, marketing research as defined in the Company's operating plan will significantly reduce the cost of development, preparation, and processing of purchases and orders by enabling the Company to effectively compete in this market place.

     During this reorganization period, the Company has been financed through officer's loans from Joshua Shainberg and with the return of its partial investment in the Frank Lettau Galleries.

     Results of Operations for the three months ended March 31, 2001, as compared to the three months ended March 31, 2000.

     For the three months ended March 31, 2001, the Company generated net sales of $15,215 as compared to $-0- for the three months ended March 31, 2000. The Company's cost of goods sold for the three months ended March 31, 2001 was $11,410 as compared to $-0- for the three months ended March 31, 2000. The Company's gross profit on sales was $3,805 for the three months ended March 31, 2001 as compared to $-0- for the three months ended March 31, 2000.

     The Company's general and administrative costs aggregated approximately $35,844 for the three months ended March 31, 2001 as compared to $2,250 for the three months ended March 31, 2001 representing a increase of $33,594. The aggregate of $35,844 consists of the following: professional fees of $24,500; officer's salary of $1,600; stock transfer and corporate fees of $6,850; and office expenses of $2,894.

Liquidity and Capital Resources.

     The Company decreased cash from $58,547 at December 31, 2000 to a cash balance of $1,114 at March 31, 2001. Working capital at March 31, 2001 was negative at $62,172. For the three months ended March 31, 2001, working capital was provided by management for the payment of expenses. At March 31, 2001, the Company continued to be funded through officer loan balances aggregating $121,376. Management believes that it will be able to fund the Company through the continuation of the Company's reorganization process until the Company's Marketing strategy of entering the art and antique business is in place.

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

         Year 2000 Issues

     The Company has completed its assessment of Year 2000 compliance with respect to its products that are currently being sold to customers and has concluded that all significant products are compliant. With respect to third parties, the Company was not effected by the Year 2000 issue.

     The Company believes that its most significant risk with respect to Year 2000 issues relates to the performance and readiness status of third parties. As with all manufacturing and wholesale companies, a reasonable worst case Year 2000 scenario would be the result of failures of third parties (including without limitation, governmental entities, utilities and entities with which the Company has no direct involvement) that negatively impact the Company's inventory supply chain or ability to provide products to customers or the ability of customers to purchase products, or events affecting regional, national or global economies generally. The impact of these failures cannot be estimated at this time; however, the Company is considering contingency plans to limit, to the extent possible, the financial impact of these failures on the Company's results of operations. Any such plans would necessarily be limited to matters over which the Company can reasonably control.

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

ICT TECHNOLOGIES, INC.

Dated: May 30, 2001
By: /s/ Joshua Shainberg
Joshua Shainberg, President and Director

Date: May 30, 2001
By: /s/ Bindiya Moorjani
Bindiya Moorjani Ph.D., Secretary, Treasurer and Director