Form 10QSB
period 2001-09-30
ICT TECHNOLOGIES INC
filed 2001-11-16
CIK 1005663

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001


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

     Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 15, 2001, the Company there are 7,686,065 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             ICT TECHNOLOGIES, INC.
               SEPTEMBER 30, 2001 QUARTERLY REPORT ON FORM 10-QSB
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


SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I -- FINANCIAL INFORMATION

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

     The condensed financial statements for the periods ended September 30, 2001 included herein have been prepared by ICT Technologies, Inc. (formerly Pandacus Inc.), (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine month periods ended September 30, 2001 and 2000. The Company's results of operations during the nine months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 2000.

STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS..............................................5
Balance Sheet as of September 30, 2001 and December 31, 2000.................. 6
Statement of Operations for the nine months ended September 30, 2001 and 2000..7 Statement of Cash Flows for the nine months ended September 30, 2001 and 2000. 8 Statement of Stockholders' Equity for the nine months ended September 30, 2001.9
Notes to Consolidated Financial Statements................................... 10

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of
  ICT Technologies,  Inc. (Formerly Pandacus, Inc.)

     I have reviewed the accompanying balance sheet of Pandacus, Inc. as of September 30, 2001, and the related statements of operations and of cash flows for the nine month periods ended September 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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




Thomas Monahan Certified Public Accountant
Paterson, New Jersey
November 3, 2001

                                              ICT TECHNOLOGIES, INC.
                                           (Formerly PANDACUS, INC. )
                                               BALANCE SHEET
                                                                                     September 30,
                                                                     December 31,      2001
                                                                         2000        Unaudited

                                     Assets
Current assets
  Cash                                                                 $58,547          $ 37
  Inventory                                                            101,500        90,090
                                                                       -------        ------
  Total current assets                                                 160,047        90,127


Total assets                                                          $160,047       $90,127
                                                                       =======        ======


                            Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                                              $48,750
  Officer loan payable                                               $190,179        123,003
                                                                      -------        -------
  Total current liabilities                                           190,179        171,753


Stockholders' equity
  Common Stock authorized 10,000,000
 shares, $0.001  par value each. At                                     7,686         7,686
December 31, 2000 and September 30, 2001,
there are 7,686,025 and 7,686,025
shares outstanding respectively.

Additional paid in capital                                          1,168,110     1,168,110
Deficit accumulated during the development stage                   (1,205,928)   (1,257,422)
                                                                   ----------     ---------
Total stockholders' equity                                            (30,132)      (81,626)
                                                                   ----------     ---------
Total liabilities and stockholders' equity                           $160,047       $90,127
                                                                   ==========     =========

                 See accompanying notes to financial statements




                                       ICT TECHNOLOGIES, INC.
                                    (Formerly PANDACUS, INC.)
                                         STATEMENT OF OPERATIONS
                                                Unaudited
                                                                         For the nine      For the nine
                                                                          months ended     months ended
                                                                         September 30,     September 30,
                                                                               2000            2001

Revenue                                                                      $-0-           $15,215

Costs of goods sold                                                           -0-            11,410
                                                                             -----           ------
Gross profit                                                                  -0-             3,805

Operations:
  General and administrative                                               16,842            55,299
  Depreciation and  amortization                                             -0-               -0-
                                                                            -----            ------
  Total expense                                                            16,842            55,299

 Net loss from operations                                                 (16,842)          (51,494)



Net income (loss)                                                        $(16,842)         $(51,494)
                                                                           ======           =======

Net income (loss)  per share -basic                                        $(0.00)           $(0.01)
                                                                           ======           =======
Number of shares outstanding-basic                                      7,686,025         7,686,025
                                                                        =========         =========


                 See accompanying notes to financial statements.






                                ICT TECHNOLOGIES, INC.
                            (Formerly PANDACUS, INC.)
                             STATEMENT OF OPERATIONS
                                    Unaudited
                                                                          For the three    For the three
                                                                          months ended     months ended
                                                                         September 30,    September 30,
                                                                               2000            2001

Revenue                                                                      $-0-              $-0-

Costs of goods sold                                                           -0-               -0-
                                                                         ----------            ------
Gross profit                                                                  -0-               -0-

Operations:
  General and administrative                                                12,342                67
  Depreciation and  amortization                                              -0-               -0-
                                                                            ------            ------
  Total expense                                                             12,342                67

Loss  from operations                                                      (12,342)          (    67)



Net income (loss)                                                         $(12,342)         $(    67)
                                                                           =======           =======

Net income (loss)  per share -basic                                         $(0.00)           $(0.00)
                                                                           =======            ======
Number of shares outstanding-basic                                       7,686,025         7,686,025
                                                                           ======        ===========
                 See accompanying notes to financial statements.




                                         ICT TECHNOLOGIES, INC.
                                      (Formerly   PANDACUS, INC.)
                                         STATEMENT OF CASH FLOWS
                                                Unaudited


                                                                               For the         For the
                                                                              nine months    nine months
                                                                                ended           ended
                                                                             September 30, September 30,
                                                                                 2000            2001


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                            $(16,842)      $(51,494)
Adjustments to reconcile net loss to
 cash used in operating activities

  Shares issued for accrued salaries
  Depreciation
  Inventory                                                                                     11,410
  Accounts payable and accrued expenses                                           6,750         48,750
                                                                                 ------         ------
TOTAL CASH FLOWS FROM OPERATIONS                                                (10,092)         8,666

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                                           (4,104)       (67,176)
                                                                                 ------         ------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES                                       (4,104)       (67,176)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                                                  (5,988)       (58,510)
CASH BALANCE BEGINNING OF PERIOD                                                  5,988         58,547
                                                                                 ------        --------
CASH BALANCE END OF PERIOD                                                       $ -0-            $ 37
                                                                                 ======        ========
Supplemental disclosure of cash flow information
  Cash paid for interest                                                          $-0-           $-0-
  Cash paid for State income taxes                                                 $-0-         $2,555


                 See accompanying notes to financial statements

                                             ICT TECHNOLOGIES, INC.
                                            (Formerly PANDACUS, INC. )
                                          STATEMENT OF STOCKHOLDERS EQUITY

                                                                                  Deficit
                                 Common Stock Common Stock Additional      accumulated during
Date                                                      Paid in capital  development stage     Total

Balances December 31, 1998        7,686,025       $7,686     $1,168,110         (1,042,175)   133,621

Net loss                                                                          $(49,162)  $(49,162)
                                  ---------        -----     ----------          ---------    -------
Balances December 31, 1999        7,686,025        7,686     $1,168,110         (1,091,333)   $84,463


Net loss                                                                          (114,595)   (16,842)
                                  ---------        -----     ----------          ---------    -------
Balances December 31, 2000        7,686,025       7,686       1,168,110        $(1,205,928)  $(30,132)

Unaudited
Net loss                                                                           (51,494)   (51,494)
                                 ---------        -----      ----------          ---------    -------
Balances                          7,686,025       7,686       1,168,110         (1,257,422)   (81,626)
September 30, 2001



                 See accompanying notes to financial statements





                            ICT TCHNOLOGIES, INC.
                           (Formerly PANDACUS, INC. )
                          NOTES TO FINANCIAL STATEMENTS



     The condensed financial statements for the periods ended September 30, 2001 included herein have been prepared by Pandacus, Inc. (Formerly ICT Technologies, Inc., (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the nine month periods ended September 30, 2000 and 2001.

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



                           ICT TECHNOLOGIES, INC.
                            (Formerly PANDACUS, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


     NOTE  A--BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of ICT Technologies, Inc. (the "Company") for the nine months ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

        NOTE B--EARNINGS PER SHARE

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine month periods through September 30, 2001, there were no dilutive securities outstanding.


         NOTE C - INCOME TAXES

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At September 30, 2001, the Company has net operating loss carry forwards for income tax purposes of $1,257,422. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010.

     The components of the net deferred tax asset as of September 30, 2001 are as follows:

  Deferred tax asset:
  Net operating loss carry forward                               $ 427,523
  Valuation allowance                                            $(427,523)
                                                                  --------
  Net deferred tax asset                                         $     -0-


     The Company recognized no income tax benefit from the loss generated for the period from the date of inception to September 30, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.


     NOTE D - COMMITMENTS AND CONTINGENCIES

            a.    Lease agreements

     The company occupies office space at the office of the President at 122 East 42nd Street, 17th Floor, New York, New York 10168 at a monthly rental of $250.

     NOTE E - GOING GOING CONCERN

     The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,257,422 and has negative capitalization of $81,626 for the period from inception, February 8, 1994, to September 30, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

     NOTE F  - SUBSEQUENT EVENTS

     Subsequent to the date of the financial statements, the Company did the following:

     Change its name back to ICT Technologies, Inc. From Pandacus, Inc.

     The Company had entered in agreements to aquire the right to use the name Pandacus, Inc.; acquire two portals existing on the World Wide Web Pandacus.com and Pandacus.ca. and to acquire certain philatelic assets. The Company subsequently abandoned these agreements as a result of the contracting parties inability to complete performance as required under the agreements and changed its name back to ICT Technologies, Inc.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000 and 2001

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

Business activities.


     The Company was dormant until December 31, 1996 except for an equity investment in the Frank Lettau Galleries, located in New York City. The Company is in the process of expanding its business activities in the purchasing and selling of art and antiques for its own account having learned the business as a result of its business relationship with Frank Lettau Galleries. As of December 31, 2000, the Company has severed its relationship with the Gallery and settled accounts with receipt of an inventory in artistic works available for sale aggregating $101,500. During the first quarter ended September 30, 2001, the Company has sold 3 pieces of art representing an aggregate of $15,215.

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

     Subsequent  to the  date of the  financial  statements  did the  following:
Changed its name to Pandacus, Inc. And changed its name back to ICT Technologies, Inc. The Company had entered in agreements to aquire two portals on existing on the World Wide Web Pandacus.com and Pandacus.ca. and to acquire certain philatelic assets. The Company subsequently abandoned these agreements as a result the contracting parties inability to complete performance as reuired under the agreements.



     During this reorganization period, the Company has been financed through officer's loans from Joshua Shainberg and with the return of its partial investment in the Frank Lettau Galleries.

     Results of Operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000.

     For the nine months ended September 30, 2001, the Company generated net sales of $15,215 as compared to $-0- for the nine months ended September 30, 2000. The Company's cost of goods sold for the nine months ended September 30, 2001 was $11,410 as compared to $-0- for the nine months ended September 30, 2000. The Company's gross profit on sales was $3,805 for the nine months ended September 30, 2001 as compared to $-0- for the nine months ended September 30, 2000.

     The Company's general and administrative costs aggregated approximately $55,299 for the nine months ended September 30, 2001 as compared to $16,842 for the nine months ended September 30, 2001 representing a increase of $38,457. The aggregate of $55,232 consists of the following: professional fees of $43,002; officer's salary of $1,600; stock transfer and corporate fees of $6,850; and office expenses of $3,847.

Liquidity and Capital Resources.

     The Company decreased cash from $58,547 at December 31, 2000 to a cash balance of $37 at September 30, 2001. Working capital at September 30, 2001 was negative at $81,559. For the nine months ended September 30, 2001, working capital was provided by management for the payment of expenses. At September 30, 2001, the Company continued to be funded through officer loan balances aggregating $123,003. Management believes that it will be able to fund the Company through the continuation of the Company's reorganization process until the Company's Marketing strategy of entering the art and antique business is in place.

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

     ITEM 3. DEFAULTS IN SENIOR SECURITIES

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     ITEM 5. OTHER INFORMATION

     On November 3, 2001, the registrant announced the approval for its name change and of its symbol change back to ICTT from PNDS. In addition, the announcement stated that it this new name reflected the company's expanded business strategy including but not limited to the establishment of an art gallery online web center focusing on sales of fine art and philately. The company entered into a verbal commitment to acquire the Pandacus.com and Pandacus.ca URL portals for both European & American users. The portals were not received and the transaction was not completed. As a result, the company intends to change its name from Pandacus. The company also announced that it acquired Philatelic assets having a catalogue value of $8 million. The company has possession of the stamps. However, written terms and other details of the transaction have not been completed.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     27 Financial Data Schedule

     (b) Reports on Form 8-K. None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT TECHNOLOGIES, INC.

Dated: November 15, 2001
By: /s/ Joshua Shainberg
Joshua Shainberg, President and Director

Date: November 15, 2001
By: /s/ Bindiya Moorjani
Bindiya Moorjani Ph.D., Secretary, Treasurer and Director