Form 10KSB
period 2001-12-31
ICT TECHNOLOGIES INC
filed 2002-04-29
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ICT TECHNOLOGIES, INC.
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended December 31, 2001

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year. $15,215

     As of March 28, 2002, the market value of securities held by non-affiliates was approxmiately $1,600,000. This quotation reflects the inter-dealer price, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.



                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     The number of outstanding shares of common equity, as of March 31, 2002 was 7,686,025 shares of common stock, par value $0.001.

                       DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference.

     Transitional Small Business Disclosure Format (Check one):

     Yes [ ] No[X].

                                TABLE OF CONTENTS

Item Number and Caption

PART I

ITEM 1. Description of Business............................................... 2

ITEM 2. Description of Property............................................... 6

ITEM 3. Legal Proceedings..................................................... 6

ITEM 4. Submission of Matters to a Vote of Security Holders................... 7

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters.............. 6

ITEM 6. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................... 8

ITEM 7. Financial Statements.................................................  9

ITEM 8. Changes in and Disagreements with Accountants on
        Accounting and Financial Matters...................................    9

PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.................... 10

ITEM 10. Executive Compensation.............................................. 11

ITEM 11. Security Ownership of Certain Beneficial Owners
         and Management.....................................................  12

ITEM 12. Certain Relationships and Related Transactions...................... 12

ITEM 13. Exhibits and Reports on Form 8-K.................................... 13

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Annual Report on Form 10-KSB for the year ended December 31, 2001 discusses financial projections, information or expectations about the products or markets of our company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Annual Report, in "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Annual Report.

                                     PART I

Item 1. Description of Business.

a.   Business Development.

     Our company, ICT Technologies, Inc., was formed under the laws of Delaware on May 27, 1999, to change the domicile of a New York corporation of the same name and is authorized to issue 200,000,000 shares of common stock, $0.001 par value each and 10,000,000 shares of preferred stock, $.001 par value each. Our company entered its present business of buying and selling investment grade art work during 1995. We previously owned a 15% equity interest in a gallery but in December 2000, we terminated our relationship with the gallery in consideration of the transfer to us of certain art objects. We have encountered difficulties in marketing art and can give no assurances of future revenue or profit.

     We also intend to develop a detection device for airborne biological and chemical agents.

     Our principal offices are located at 122 East 42nd Street, 17th Floor, New York, New York 10168.

     b. Business of Issuer.

     1. Principal products or services and their markets.

     Art
     ---

     We buy and sell investment grade art works, although we have not been successful in this venture to date, as we have received only minimal revenues. We have been attempting to market art objects in the wholesale and/or retail art and framing markets. We would like to operate or purchase equity positions in operators of fine art galleries in key vacation and upscale communities. We would also like to enter into licensing agreements with third parties in order to produce lithographic or digital reprints of art, which we own, for resale.

     In addition, we want to enter into contracts with artists, both established and unknown. The purpose of these contracts would be for the artists to create artworks on an exclusive basis for us. We would then market and distribute their original works and publish limited edition reproductions of certain of their works. We envision a typical project to involve signing an exclusive contract with an artist, printing an art work in an edition of approximately two thousand prints, and retailing the prints at a to-be-determined-price per print. We hope that as the artist becomes more recognized, the price of prints or his or her work would increase, as would our profits. Once a number of artists have signed on, we believe that one of our focuses would be to review and evaluate art and artists that would fit the our marketing profile and business plan. We plan to search for and identify potential artists and to publish their art works. As of the date of this Annual Report, we are not negotiating any rights to publish art works.

     We also intend to create digital images of art works or purchase the rights to distribute prints made from digital works of art. We have sourced companies who either own libraries of digital images and other companies which have the capability of digitizing in high resolution works of art. The advantages to us is that we would not have to inventory physical works of art, could produce copies on demand without large print runs and could also offer art in the sizes requested by the customer. We intend to offer this service through existing stores, but have not started to market it as of yet. We can offer no assurance of the success of this venture.

     Biological detection device
     ---------------------------

     We have retained an engineer to develop a device to enable real-time preliminary detection of a variety of airborne biological and chemical agents on a periodic on-demand basis. The engineer is in the schematic stages of the project. The device would consist of sensors to evaluate samples using passive non-destructive techniques to obtain an electro-optical fingerprint which would uniquely identify the agent level and type. The initial objective is to develop biohazard detection systems for indoor use within heavily trafficked buildings or landmarks. The device is characterized as a testing device as it does not kill any airborne agents.

     The instruments are intended to be modular in design and to share common sub-assemblies for data acquisition and display. Each instrument will be customized by the use of unique interchangeable sensor heads that will have varying sensitivity and selectivity. We intend that multiple agents will be detected for each sensor which will evaluate samples using non destructive and passive techniques to obtain an electro-optic fingerprint to identify the agent level and type. The data would be captured in anolog form and digitized using a high speed serial interface which provides PC connectivity as well as plug and play compatible instrument expansion. This would result in ease of use and instrument interoperability and scalability.

     We intend to achieve detection levels in the parts per million to parts per billion range that will allow detection of hazardous agents well below the harmful level to allow adequate alarms to be broadcast. Indicator displays will identify the type and concentration of the agent detected.

     We are targeting prices in the $2,500 to $5,000 range. The cost variation would depend on the sensor choice and the number of sensors per unit.

     We can provide no assurance that our concept will prove to be successful. We have just commenced our relationship with Mr. Ahern and cannot predict whether he can design a non-invasive detection device. In addition, even if he does design such a device, there is no assurance that we can provide necessary financing for its manufacture and marketing or whether such a device will achieve market acceptance.

1.     Intellectual Property.

     Presently, we have no patents, trademarks, or copyrights. We intend to file for protection of our intellectual property in all phases of its business, including and not limited to our prints, biohazard detection device and other products and services. In the event we cannot gain or protect intellectual property rights, its business may be adversely affected.

2.   Distribution methods of the products or services.

     For our art products, we intend to utilize direct marketing methods and wholesaling into existing art and book stores. We believe that our chosen marketing method will depend upon the amount of funds that we will be able to raise or borrow, if any. In addition, we intend to develop a "cyber gallery". This gallery is intended to provide us an opportunity for to sell art work we hope to be able to publish as well as consigned art work.

3.   Status of any publicly announced new product or service.

     There have been no publicly announced new products or services by our company, except that we have announced the commencement of research and development activities related to an airborne biohazard detection device.

4. Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition.

     Fine art retailing is an intensely competitive industry and our company competes with a number of competitors at competitive prices. No single competitor dominates the market, which is made up of numerous small boutique art houses and galleries. The primary markets that we plan to enter in 2002 are the U.S. Northeast and the Mid-Atlantic. At the present time, we expect to be an insignificant participant among art galleries. There are a number of established galleries, virtually all of which are larger and better capitalized than our company and/or have greater personnel resources and technical expertise. In view of our company's extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors. There can be no guarantee that we will ever generate substantial revenues or ever be profitable.

     A number of companies are developing biological hazard detection devices. However, to the best of our knowledge, competing products are much more expensive and are designed either for greater speed or greater range.

5.   Sources  and  Availability  of Raw  Materials  and the  Names of  Principal
     Suppliers.

     We do not utilize raw materials in our business. The closest comparison to the utilization of raw materials is our reliance on sources of art to market and sell and electronic parts for our potential airborne hazard detection devices. We have no guaranteed supply arrangements. Our success in the sale of art is dependent in part on locating art and initiating and maintaining strong relationships with individual artists. We will not attempt to source components for our detection devices until research and development, which has recently commenced, is completed.

6.   Dependence on one or a few major customers.

     We do not depend on one or a few major customers. We are trying to assemble a desirable inventory of art products and seek to establish and maintain loyal a loyal client base. Similarly, if we succeed in developing an airborne detection device, we will try to develop a broad customer base.

7. Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

     We have no patents, trademarks, franchises, concessions, royalty agreements or labor contracts. As previously discussed, we anticipate entering into license agreements with various artists. We also plan to file trademark applications for use in our business, but have not yet done so. However, in the event we cannot protect our marks, our business may be adversely affected.

     We intend to file for patent protection for any airborne detection devices we develop. We have not done so. We can offer no assurance that the development of our devices will be successful or that they will yield unique technologies which can be patented.

8.   Need for any government approval of principal products or services.

     We do not anticipate the need for any Government approval of our art products or framing services. In connection with the operation of an art gallery or a framing facility, it may be noted that operating costs are affected by increases in the minimum hourly wage, unemployment tax rates, sales taxes and similar costs over which our company will have no control.

     We do not believe that our proposed airborne detection device needs government approval as it is a detection and not a remediation device.

     As a public company, we are subject to the reporting requirements, anti-fraud and other Federal and State Securities laws.

9.   Effect of existing or probable governmental regulations on the business;

     Increases in the minimum wage and taxes could result in an increase in costs and, ultimately, a decrease in our revenues. Any such increases could affect the profitability of future operations. With reference to the requirement to comply with the Federal and State Securities laws, the failure to comply with any of these laws, rules or regulations could have a material adverse effect.

10. Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers;

     Our general and administrative costs aggregated approximately $55,431 for the year ended December 31, 2001 as compared to $114,595 for the year ended December 31, 2000 representing an decrease of $59,164, consisting of office expenses of $33,431 and professional fees of $22,000. .

11. Costs and effects of compliance with environmental laws (federal, state and local).

     We are not impacted directly by the costs and effects of compliance with environmental laws.

12.  Number of total employees and number of full time employees.

     As of the date of this filing, we had two (2) employees and one consultant, all of whom are part-time.

(a)  Reports to security holders.

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

     Item 2. Description of Property.

     We occupy about one hundred square feet of office space in the offices of its President, Joshua Shainberg, at 122 East 42nd Street, 17th Floor, New York, NY 10168 at a monthly rental of $300 including utilities and use of office equipment.

     Item 3. Legal Proceedings.

     In May of 1999, we and Joshua Shainberg brought a breach of contract suit against Furio Maglione and 9008-9657 Quebec Corp. (AKA Gyros) in the United States District Court, District of New Jersey, Docket #C 99 2058(AMW). As a result of this litigation, 300,000 shares previously held by Mr. Maglione are being held by our transfer agent subject to an order preventing their transfer until further court order. The goal of the litigation is to have the shares returned to their original shareholder, Abraham Shainberg, a former director and former officer of our company.

     The are no other material legal proceedings pending or, to our knowledge, threatened against us.

     Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted during the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

     Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market information.

     Our common stock is quoted on the OTC Bulletin Board under the symbol "ICTT." The following table sets forth the high and low bid pricesfor the periods ending December 31, 2001 and prior. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                               High            Low
                                               -----           ----
2001

Fourth Quarter                                $ 2.15          $ 1.25
Third Quarter                                   2,50            0.58
Second Quarter                                  1.01            0.55
First Quarter                                   2.00            0.56



2000

Fourth Quarter                                  3.00            1.00
Third Quarter                                   2.00            0.80
Second Quarter                                  2.50            0.55
First Quarter                                   3.00            1.00

1999

Fourth Quarter                                  6.00            1.00
Third Quarter                                   8.00            3.00
Second Quarter                                  8.50            2.00
First Quarter                                   3.75            1.25


(b)  Holders.

     As of December 31, 2001 there were approximately 250 holders of shares of common stock.

(c)  Dividends.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings of our business for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. The declaration, payment and amount of future dividends, if any, will depend upon our future earnings, results of operations, financial position and capital requirements, among other factors, and will be at the sole discretion of our board of directors.

     Under the Delaware General Corporation Law, we may only pay dividends out of capital and surplus, or out of certain enumerated retained earnings, as those terms are defined in the Delaware General Corporation Law. The payment of dividends on our common stock is, therefore, subject to the availability of capital and surplus or retained earnings as provided in the Delaware General Corporation Law.

(d)  Recent sales of securities.

     None

     Item 6. Management's Discussion and Analysis or Plan of Operation.

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE YEARS ENDING DECEMBER 31, 2000 and 2001

     The following discussion relates to the results of our operations to date, and our financial condition.

Business activities.

     Prior to January 1, 2000, we had purchased an equity interest in a New York City-based art gallery. As of December 31, 2000, we had severed our relationship with the gallery and settled accounts with the receipt of an inventory of art available for sale aggregating $101,500. In 2001, we sold 3 works of art aggregating $15,215.

     During this period, our management has continued to finance our activities through its resources and has devoted the majority of its efforts to initiating plans to purchase and sell art and antiques, including research and development, locating sources of art, locating retail and wholesale customers and investigating the sale of digitally reproduced art. These activities were funded by our management and through the transfer of an inventory of art.

     We have not yet generated sufficient revenues to fund our ongoing operating expenses, or fund our marketing plans and product development activities. There can be no assurance that development of our marketing plans will be completed and fully implemented in a timely manner and within our budget constraints and that our marketing research will provide us a profitable path.

     We attempted to acquire two Internet portals in 2001, but we abandoned this project upon the other contracting party's inability to perform.

     During  this  period,  we have been  financed  through  loans  from  Joshua
Shainberg, our president, and with the transfer of art as part of the cancellation of an investment in an art gallery.

     Results of Operations for the year ended December 31, 2001, as compared to the year ended December 31, 2000.
--------------------------------------------------------------------------------

     For the year ended December 31, 2001, we generated net sales of $15,215 as compared to $-0- for the year ended December 31, 2001. Our cost of goods sold for the year ended December 31, 2001 was $11,410 as compared to $-0- for the year ended December 31, 2000. Our gross profit on sales was $3,805 for the year ended December 31, 2001 as compared to $-0- for the year ended December 31, 2000.

     Our general and administrative costs aggregated approximately $55,431 for the year ended December 31, 2001 as compared to $114,595 for the year ended December 31, 2000 representing a decrease of $59,164. The aggregate of $55,431 consists of the following: professional fees of $43,002; officer's salary of $1,600; stock transfer and corporate fees of $6,850; and office expenses of $3,979.

Liquidity and Capital Resources.

     Our cash decreased from $58,547 at December 31, 2000 to a cash balance of $-0- at December 31, 2001. Working capital at December 31, 2001 was negative at $81,759. For the year ended December 31, 2001, working capital was provided by management. At December 31, 2001, we continued to be funded through officer loans which aggregate $122,670. Management believes that it will be able to fund us until the our marketing strategy of is in place.

     Known trends, events or uncertainties that could be reasonably likely to have a material adverse effect on our businesses and may thereby materially impact our short-term or long-term liquidity and/or net sales, revenues or income from continuing operations are expected to be seasonal and the continuation and availability of inventory from present and future vendors at prices that will permit us to operate at improved gross profit levels.

     Thereafter, if cash generated from operations is insufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

Subsequent Events

     Subsequent to the date of the financial statements, we retained a scientist and engineer to develop a nondestructive testing device for airborne biohazards. We can provide no assurance that his research will lead to the development of a workable or saleable product.

Item 7. Financial Statements.

     Our financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

     Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no changes in, and no disagreements with, our company's public accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Executive Officers and Directors

     The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

                               Age               Position
                               ---               --------

Joshua Shainberg                46               President, Director

Bindiya Moorjani Ph.D.          35               Secretary, Treasurer Director

     Our board of directors is comprised of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. Officers are elected annually by our board of directors and hold office until successors are duly elected and qualified. Our president, Joshua Shainberg has held office since February 1997. Bindiya Moorjani has held office since August 21, 2000. She replaced our former secretary, treasurer and director, Abraham Shainberg who held those offices from 1994 to August 21, 2000.

     The following is a brief account of the business experience of each director and executive officer of our company

     Joshua Shainberg has been our president and a director since February 1997. Mr. Shainberg has also been engaged is real estate development, primarily in Quebec, Canada, and Florida, and has been a director of Global Real Estate Venture Corp. since January 1997. From 1984 to 1996, Mr. Shainberg was a stock broker.

     Bindiya Moorjani has been a director, secretary and treasurer since August 20, 2000. In 2000, Ms. Moorjani was a awarded a Ph.D. in biomedical sciences from the Fishberg Research Center for Neurobiology, Mount Sinai School of Medicine, New York University. From 1993 through 1999, Ms. Moorjani was a graduate researcher at the Mount Sinai School of Medicine in the doctoral program concentrating on neurobiology. Ms. Moorjani received her M.A. in biopyschology in 1993 from Rockefeller University and her B.A. in psychology and experimental research from the University of Bombay, Bombay, India.

(b)  Significant Employees.

     We regard the participation of Joshua Shainberg as significant to our success. We have not entered into an employment agreement with Mr. Shainberg.

(c)  Involvement in certain legal proceedings

     In December 1998, Joshua Shainberg submitted an Offer of Settlement to the National Association of Securities Dealers, Inc., which was accepted, pursuant to which he was censured and barred from association with any NASD member. On November 10, 1999, he became a co-defendant in an action by the Securities and Exchange Commission in the United States District Court for the Eastern District of New York alleging violations of sections 10(b) and 17(a) of the Securities Act.

(d)  Compliance with Section 16(a) of the Exchange Act.

     To our knowledge, no officers, directors or beneficial owners of more than ten percent of any class of our company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to our company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2001.

Item 10. Executive Compensation.

     The following table sets forth the compensation paid during the fiscal year ended December 31, 2001, to our Chief Executive Officer and each of our company's officers and directors. No person received compensation equal to or exceeding $100,000 in fiscal 2000 and no bonuses were awarded during fiscal 2000.


                           SUMMARY COMPENSATION TABLE

                                                       Long Term Compensation

                           Annual Compensation   Awards                 Payouts

 (a)          (b)    (c)     (d)   (e)          (f)        (g)            (h)         (i)
===============================================================================================

                                                Restricted  Securities
Name and                           Other Annual Stock       Underlying    LTIP     All Other
Principal             Salary Bonus Compensation Award(s)    Options/SARs  Payouts  Compensation
Position        Year  ($)    ($)   ($)          ($)         (#)          ($)       ($)
--------        ----  ------ ----- ------------ ---------- -------------  -------  ------------

Joshua          2001  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Shainberg#
President and
Director        2000  -0-    -0-   -0-          -0-         -0-           -0-      -0-

Bindiya         2001  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Moorjani#
Secretary,
Treasurer and   2000  -0-    -0-   -0-          -0-         -0-           -0-      -0-
Director



#    No Board of Directors' fees have been paid.

     Item 11. Security Ownership of Certain Beneficial Owners and Management.

Shares Beneficially Owned
--------------------------
                                                             Percentage
Directors and Executive Officers        Shares Held(1)        Owned (2)
---------------------------------        --------------       -----------

Joshua Shainberg (3)
122 East 42nd Street
New York, NY                             5,961,000               77.5%

Bindiya Moorjani Ph.D.                     450,000                5.8%
Secretary/Treasurer
Director
122 East 42nd Street
New York, NY

     As a group 6,411,100 83.3% (2 persons)

--------------------------

(1)  All shares held are of our common stock.


(2) Percentage of ownership is based on 7,686,025 shares of our common stock issued and outstanding as of December 31, 2001.

(3) Mr. Abraham Shainberg, a director, secretary and treasurer, resigned on August 21, 2000. On November 30, 2000, he transferred 450,000 shares of our common stock to Dr. Moorjani, secretary in consideration for a one-year promissory note in the principal amount of $45,000. Mr. Shainberg holds approximately 9.7% of our outstanding common stock. 300,000 shares, which had been transferred to Furio Maglione, are now being held by our transfer agent pursuant to a court order pending final resolution. If successful in a lawsuit against Mr. Maglione, Mr. Shainberg may be entitled to these shares. See Item 3 of Part II, Legal Proceedings

Item 12. Certain Relationships and Related Transactions.

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

     1. Financial Statements

     Report of Thomas P. Monahan, Independent Certified Public Accountant

     Balance Sheet as of December 31, 2001

     Statement of Operations for the years ended December 31, 2001, and 2000

     Statement of Cash Flows for the years ended December 31, 2001 and 2000

     Statement of Stockholders' Equity for the years ended December 31, 2000 and 2000

     Notes to Financial Statements

2.   Exhibits

(a)  The following exhibits are included as part of this report:

                                    EXHIBITS


(3)     Articles of Incorporation and Bylaws:

3(i)    Certificate of Incorporation*

3(ii)   Bylaws*

3(iii)  Amendment to Certificate of Incorporation

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

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (201) 790-8775
                               Fax (201) 790-8845

     To The Board of Directors and Shareholders of ICT Technologies, Inc.:

     I have audited the accompanying balance sheet of ICT Technologies, Inc. as of December 31, 2001 and the related statements of operations, cash flows and shareholders' equity for the years ending December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICT Technologies, Inc. as of December 31, 2001 and the results of its operations, shareholders equity and cash flows for the years ending December 31, 2000 and 2001 in conformity with generally accepted accounting principles.

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


                                           /s/Thomas Monahan
                                           -----------------------
                                          Thomas P. Monahan, CPA


April 9, 2002
Paterson, New Jersey

                             ICT TECHNOLOGIES, INC.
                                  BALANCE SHEET

                                              December 31,
                                                  2001
                                              ------------

                                     Assets
Current assets
     Cash                                    $     -0-
     inventory                                  90,090
                                                ------
     Total current assets                       90,090

     Total assets                            $  90,090
                                             =========


                            Liabilities and Stockholders' Equity

Current liabilities
      Accounts payable and
        accrued expenses                        49,178
Officer loan payable                           122,670
                                               -------
     Total current liabilities                 171,848


Stockholders' equity

 Common Stock authorized
   10,000,000 shares, $0.001 par value
     each. At December 31, 2001, there
     were 7,686,025 shares outstanding.         7,686
Additional paid in capital                  1,168,110
Deficit Retained Earnings                  (1,257,554)
                                           -----------
Total stockholders' equity                    (81,758)

Total liabilities and
    stockholders' equity                    $  90,090
                                            ==========

                 See accompanying notes to financial statements.

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS


                                                     For the          For the
                                                    year ended       year ended
                                                   December 31,     December 31,
                                                      2000              2001
                                                  -------------     ------------
Revenue                                            $   -0-          $  15,215

Costs of goods sold                                    -0-             11,410
                                                      -------         --------
Gross profit                                           -0-              3,805

Operations:
  General and administrative                         114,595           55,431
  Depreciation and  amortization                       -0-               -0-
                                                     --------         --------
  Total expense                                      114,595           55,431

Loss from operations                                (114,595)         (51,626)

Net income (loss)                                   $(114,595)       $(51,626)
                                                    ==========        =========
Net income (loss) per share -basic                     $(0.02)         $(0.01)
Number of shares outstanding-basic                  7,686,025       7,686,025
                                                    ==========      ===========


                 See accompanying notes to financial statements.

                             ICT TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS

                                                       For the         For the
                                                     year ended      year ended
                                                    December 31,    December 31,
                                                        2000            2001
                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $ (114,595)      $(51,626)

Adjustments to reconcile net loss to
   cash used in operating activities
  Loss on equity investment                            48,500
  Depreciation                                            -0-            -0-
  Inventory                                                           11,410
  Accounts payable and accrued expenses                               49,178
                                                       ------         ------
TOTAL CASH FLOWS FROM OPERATIONS                      (66,095)        (8,962)

CASH FLOWS FROM FINANCING ACTIVITIES
  Officer loan payable                                118,654        (67,509)
                                                      -------         ------
TOTAL CASH FLOWS FROM FINANCING ACTIVITIES            118,654        (67,509)

TOTAL CASH FLOWS FROM INVESTING ACTIVITIES              -0-            -0-

NET INCREASE (DECREASE) IN CASH                        52,559        (58,547)
CASH BALANCE BEGINNING OF PERIOD                        5,988        $58,547
                                                       ------         -------
CASH BALANCE END OF PERIOD                            $58,547         $  -0-
                                                      =======         =======


                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR INTEREST                                  $ -            $ -

CASH PAID FOR INCOME TAXES                              $ -            $ -



                 See accompanying notes to financial statements.

                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                                  Deficit
                                        Common Stock    Common Stock       Additional         accumulated during
Date                                                                     paid in capital       development stage        Total
----                                    ------------    ------------     ---------------      ------------------       -----


Balances December 31, 1998               7,686,025        $ 7,686         $ 1,168,110           $(1,042,175)         $133,621

Net loss                                                                                            (49,162)          (49,162)
                                         ---------         -------          ----------           -----------         ---------

Balances December 31, 1999               7,686,025          7,686          $1,168,110            (1,091,333)          $84,463

Net loss                                                                                           (114,595)          (16,842)
                                        ----------         -------         -----------           -----------         ---------
Balances December 31, 2000               7,686,025          7,686           1,168,110            (1,205,928)          (30,132)

Net loss                                                                                            (51,626)          (51,626)
                                        ----------         -------         -----------           -----------         ---------
Balances December 31, 2001               7,686,025        $ 7,686         $ 1,168,110           $(1,257,554)         $(81,758)
                                        ==========        ========         ===========          ============         =========











                 See accompanying notes to financial statements.

Note 1 - Organization of Company and Issuance of Common Stock

         a. Creation of the Company

     ICT Technologies, Inc., (the "Company") was formed under the laws of Delaware on May 27, 1999 and as of December 31, 2001, was authorized to issue 10,000,000 shares of common stock, $0.001 par value each.

         b. Description of the Company

     The Company was formed to change the domicile of a New York corporation, formed on February 8, 1994, with the same name. The Company buys and sells investment grade art and antiques for its own account.

Note 2 - Summary of Significant Accounting Policies

     a. Basis of Financial Statement Presentation

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,257,554 for the period from inception of its predecessor on February 8, 1994, to December 31, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to obtain adequate financing. To date the Company's day to day expenses are being paid by its officers.

     The Company is developing business activities relating to the buying and selling of art and antiques. The Company had an equity interest in an art and antique dealer in New York City and converted part of that equity interest into inventory upon severing the relationship. The Company will require substantial additional funds to finance its business activities on an ongoing basis and will have a continuing long-term need to obtain additional financing. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress developing its sources of inventory of art and antiques and market penetration. The Company plans to engage in such ongoing financing efforts on a continuing basis.

     The financial statements presented consist of the balance sheet of the Company at December 31, 2001 and the related statements of operations and cash flows for the years ending December 31, 2000 and 2001.

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

Note 3 - Inventory

 The inventory at
December 31, 2001 consists of works of art and antiques with a cost basis of $90,090.

Note 4 - Related Party transactions

Office Location

     The Company occupies office space at the office of its President at 122 East 42nd Street, 17th Floor, New York, New York 10168 at a monthly rent of 300 including utilities and use of business equipment.

Note 5 - Commitments and Contingencies

     As of December 31, 2001, the Company is not a party to any contracts or commitments.

Note 6 - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

     At December 31, 2001, the Company had a net operating loss carry forward for income tax purposes of $1,257,554. This carry forward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carry forward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50%.

     The components of the net deferred tax asset as of December 31, 2001 are as follows:

         Deferred tax asset:
           Net operating loss carry forward                     $  427,568
           Valuation allowance                                  $ (427,568)
                                                               -------------
         Net deferred tax asset                                 $     -0-

     The Company recognized no income tax benefit for the losses generated in the period from the inception of its predecessor, February 8, 1994, to December 31, 2001. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

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

Note 8 - Certain Events

     The Company entered into agreements to acquire the right to use the name Pandacus, Inc., two portals on the Internet, Pandacus.com and Pandacus.ca., and certain philatelic assets. The Company subsequently rescinded these agreements as a result of the other contracting party's inability to complete performance as required under the agreements and restored its name.

Note 9 - Litigation

     In 1999, the Company and Joshua Shainberg, President, brought a breach of contract suit against Furio Maglione and 9008-9657 Quebec Corp. (AKA Gyros) in the United States District Court, District of New Jersey. As a result of this litigation, 300,000 shares previously held by Mr. Maglione are being held by the transfer agent subject to an order preventing their transfer until further court order. The Company's goal in this litigation is to have the shares returned to their original shareholder, Abraham Shainberg, a former director and former officer of our company, at some as of yet undecided point in the future.

Note 10 - Going Concern

     The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,257,554 and has negative capitalization of $171,848for the period from inception, February 8, 1994, to December 31, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

Note 11 - Subsequent Events

     The Company filed an amendment to its certificate of incorporation in March 2002 which increases the number of shares of authorized common stock to 200,000,000 shares of $.001 par value each, and authorizes 10,000,000 shares of preferred stock, of $.001 par value each. Preferred stock may be issued from time to time in one or more classes or series with such dividend rates, voting rights, rights of conversion, rights upon dissolution or liquidation, and with such designations or restrictions thereof as shall be determined by resolution adopted by the board of directors without further approval of the shareholders.

     The Company is investigating the possibility of designing and subsequently producing an airborne biohazard detection device and has hired an engineer to commence the design of such a device or a series of such devices.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                             ICT TECHNOLOGIES, INC.


Date: April 26, 2002


                             By: /s/Joshua Shainberg
                              --------------------
                                Joshua Shainberg,
                             President and Director

Date: April 26, 2002


                              By: Bindiya Moorjani
                               ------------------
                             Bindiya Moorjani Ph.D.,
                               Secretary, Treasurer and Director