Form 10QSB
period 2002-03-31
ICT TECHNOLOGIES INC
filed 2002-05-29
CIK 1005663

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from -------------- to -------------

                        Commission file number 000-29805

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


     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 20, 2002 the Company there were 17,686,025 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes
     [ ] No [X]

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS


To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward- looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed financial statement for the three-month periods ended March 31, 2001 and 2002 included herein have been prepared by ICT Technologies, Inc. (formerly Pandacus, Inc.) (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2002.

The Company's results of operations during the three months of the Company's fiscal year are not necessarily indicative of the results to be expected for the full fiscal year.

The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form I0-KSB for the fiscal years ended December 31, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
ICT Technologies, Inc:

I have reviewed the accompanying balance sheet of ICT Technologies, Inc., as of March 31, 2002, and the related statements of operations and of cash flows for the three-month periods ended March 31, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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

I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and my report dated April 9, 2002 was prepared assuming that ICT Technologies, Inc. would continue as a going concern. As more fully described in Note E, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note E. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of ICT Technologies, Inc. to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2001, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.

Thomas Monahan, Certified Public Accountant, Paterson, New Jersey
April 18, 2002

                                                ICT Technologies, Inc.

                                                    Balance Sheet

                                                      Unaudited


                                                                         March 31, 2002                December 31,
                                                                           Unaudited                       2001

Assets:

Cash                                                                          $    6,251                $     -0-
Inventory                                                                         90,090                   90,090
                                                                       -----------------        -----------------
Total current assets                                                              96,341                   90,090

Total assets                                                                  $   96,341               $   90,090


Liabilities and Stockholders' Equity:

Current liabilities:
         Accounts payable and accrued E&P sales                                   49,178                   49,178
         Officer loan payable                                                    131,226                  122,670
                                                                       -----------------        -----------------
                                                                                 180,404                  171,848

Stockholders' Equity:
  Preferred Stock - 10,000,000 shares authorized, $0.001 par value each share. At March 31, 2002 and December 31, 2002, the number of shares outstanding was -0- and -0-, respectively.

  Common Stock - 200,000,000 shares authorized, $0.001                             7,686                    7,686
  par value each share.  At March 31, 2002 and December
  31, 2001 there are 7,686,025 and 7,686,025 shares
  outstanding, respectively.

Additional paid in capital                                                     1,168,110                1,168,110
Deficit retain earnings                                                      (1,259,859)              (1,257,554)
                                                                       -----------------        -----------------
Total stockholders' equity                                                      (84,063)                 (81,758)
                                                                       -----------------        -----------------
Total liabilities and stockholders equity                                     $   96,341               $   90,090
                                                                          ==============           ==============

                               See Accountant's Review Notes to Financial Statements.


                             ICT Technologies, Inc.

   Statement of Operations for the three months ended March 31, 2001 and 2002

                                    Unaudited


                                                   March 31,                   March 31,
                                                      2002                       2001
                                                ----------------          --------------

Revenue                                                $     -0-              $   15,215

Costs of Goods Sold                                          -0-                  11,410
                                               -----------------        ----------------
Gross profit                                                 -0-                   3,805

Operations:
         General and administrative                        2,305                  35,844
         Depreciation and amortization                       -0-                     -0-
                                               -----------------        ----------------
         Total expenses:                                   2,305                  35,844

Net loss from operations                             $   (2,305)             $  (32,040)
                                                      ==========              ==========

Net loss per share-basic                              $   (0.00)              $   (0.00)
                                                      ==========              ==========

Weighted average number of shares outstanding          7,686,025               7,686,025
                                                      ==========              ==========

             See Accountant's Review Notes to Financial Statements.


                                               ICT Technologies, Inc.

                                   Statement of Cash Flows for the three months
                                            ended March 31, 2001 and 2002

                                                      Unaudited


                                                                                   March 31,               March 31,
                                                                                      2002                   2001
                                                                                -------------           ------------

Cash flows from operating activities:
         Net loss                                                                  $  (2,305)            $  (32,040)

Adjustments to reconcile net loss to cash used in operating activities:
         Inventory                                                                                            11,410
         Accounts payable and accrued expenses                                                                18,500
                                                                             ----------------        ---------------
Total cash flows from operations                                                      (2,305)                (2,130)

Cash flows from financing activities:
         Officer loan payable                                                           8,556               (55,303)
                                                                             ----------------        ---------------
Total cash flow from financing activities                                               8,556               (55,303)

Total cash flows from investing activities                                                -0-                    -0-

Net increase (decrease) in cash                                                         6,251               (57,433)

Cash balance beginning of period                                                          -0-                 58,547
                                                                             ----------------        ---------------

Cash balance end of period                                                         $    6,251              $   1,114
                                                                             ================        ===============

Supplemental disclosure of cash flow information:
         Cash paid for interest                                                     $     -0-              $     -0-
         Cash paid for taxes                                                        $     -0-              $     -0-

                                 See Accountant's Review Notes to Financial Statements.


                                                Statement of Stockholders Equity

                                                         March 31, 2002

                                                           Unaudited


                                    Common          Common          Additions       Deficit Retained
                                     Stock           Stock       Paid in Capital        Earnings           Total

Balances                            7,686,025        $ 7,686      $ 1,168,110        $(1,257,554)       $ (81,758)
   December 31, 2001

Net loss                                                                                  (2,305)          (2,305)
                                -------------   -----------    -------------       --------------   --------------
Balances
   March 31, 2002                   7,686,025           7686      $ 1,168,110        $(1,259,859)       $ (84,063)
                                   ==========     ==========       ==========          ==========        =========

                         See Accountant's Review Notes to Financial Statements.



                             ICT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 UNAUDITED

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of ICT Technologies, Inc. (the "Company") for three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002

NOTE B--EARNINGS PER SHARE

Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three-month periods ended March 31, 2001 and 2002, there were no dilutive securities outstanding.

NOTE C--INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequence of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

At March 31, 2002, the Company had net operating loss carry forwards for income tax purposes of $1,259,859. These carry forward losses are available to offset future taxable income, if any, and expire in the year 2010. The components of the net deferred tax asset as of March 31, 2002 are as follows:

   Deferred tax asset:
   Net operating loss carry forward                     $   428,352
   Valuation allowance                                  $ (428,352)
                                                        -----------
   Net deferred tax asset                               $       -0-



The Company recognized no income tax benefit from the loss generated for the period from the date of inception to March 31, 2002. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

NOTE D - COMMITMENTS AND CONTINGENCIES

a. Lease agreements

The company occupies office space at the office of the President at 122 East 42nd Street, 17th Floor, New York, New York 10168 at a monthly rental of $250.

NOTE E - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,259,859 and has negative capitalization of $4,063 for the period from inception, February 8, 1994, to March 31, 2002. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

NOTE F - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company did the following:

We severed our relationship with the scientist and engineer we had previously retained to develop a nondestructive testing device for airborne biohazards; and

We issued 10,000,000 shares of our common stock in exchange for certain assets from the Europhone Group of Companies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

The following discussion relates to the results of our operations to date, and our financial condition.

Business activities.

Prior to January 1, 2000, we had purchased an equity interest in a New York City-based art gallery. As of December 31, 2000, we severed our relationship with the gallery and settled accounts with the receipt of an inventory of art available for sale aggregating $101,500. In 2001, we sold 3 works of art aggregating $15,215.

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

Subsequent to March 31, 2002, we issued 10,000,000 shares of our common stock in exchange for certain assets from the Europhone Group of Companies.

Results of operations for the three months ended March 31, 2001 as compared to the three months ended March 31, 2002.

For the three months ended March 31, 2002, we generated $-0- in revenues as compared to $15,215 in revenue for the three months ended March 31, 2001. Our cost of goods sold for the three months ended March 31, 2002 was $-0- as compared to $11,400 for the three months ended March 31, 2001, netting a gross profit of $3,805 for the three months ended March 31, 2001.

Our general and administrative costs aggregated $2,305 for the three months ended March 31, 2002 as compared to $55,431 for the three months ended March 31, 2001 representing a decrease of $53,126.

The lack of revenue and the reduction in expenses reflects our efforts to scale back expenses until we can implement our marketing program.

Liquidity and capital resources.

Our cash balance increased to $6,257 at March 31, 2002 from a cash balance of $-0- at December 31, 2001 representing an increase of $6,257. For the three months ended March 31, 2002 working capital was provided by management. At March 31, 2002 we continued to be funded through officer loans aggregating $131,226. Management believes that it will be able to fund us until our marketing strategy is in place.

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

None.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Subsequent to the date of the financial statements, we severed our relationship with the scientist and engineer we had previously retained to develop a nondestructive testing device for airborne biohazards.

On May 9, 2002 we issued 10,000,000 shares of our common stock in exchange for certain assets from the Europhone Group of Companies.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  None.

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT TECHNOLOGIES, INC.

Dated: May 28, 2002

By: /s/ Joshua Shainberg
    --------------------
   Joshua Shainberg, President
   (principal executive, financial and accounting officer)

                                  End of Filing