Form 10QSB
period 2002-06-30
ICT TECHNOLOGIES INC
filed 2002-08-14
CIK 1005663

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                             ICT Technologies, Inc.
                   33 W Main Street, Elmsford, New York 10523
                                 (914) 592-1700

              (Address and telephone number of principal executive
             offices, principal place of business, and name, address
                              and telephone number)

               Joshua Shainberg;122 East 42nd Street, 17th Floor,
                            New York, New York 10168
                 (Former address, if changed since last report)

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   NA

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2002 the Company had 92,358,967 shares of common stock issued and outstanding.
Transitional Small Business Disclosure Format (Check one):     Yes [  ] No [X]

                             ICT TECHNOLOGIES, INC.
                  June 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                    Page Number

Special Note Regarding Forward Looking Information                           3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3
Item 2. Management's Discussion and Analysis of Financial Condition and
        results of Operations                                               11
Item 3. Quantitative and Qualitative Disclosures About Market Risk          12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                  13
Item 2. Changes in Securities and Use of Proceeds                           13
Item 3. Defaults Upon Senior Securities                                     13
Item 4. Submission of Matters to a Vote of Security Holders                 13
Item 5. Other Information                                                   13
Item 6. Exhibits and Reports on Form 8-K                                    13

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The financial statements included herein, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

The results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form I0-KSB for the fiscal year ended December 31, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
ICT Technologies, Inc:

I have reviewed the accompanying balance sheet of ICT Technologies, Inc., as of June 30, 2002, and the related statements of operations and of cash flows for the three and six-month period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The 2001 financial statements were previously audited in accordance with generally accepted auditing standards by another accountant. The accompanying financial statements were prepared assuming that ICT Technologies, Inc. would continue as a going concern. As more fully described in Note E, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note E. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of ICT Technologies, Inc. to continue as a going concern. In the former accountant's opinion, the accompanying balance sheet information as of December 31, 2001, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.




Edward R. Engels, Certified Public Accountant,
Pelham, New York
August 13, 2002

                             ICT Technologies, Inc.
                                 BALANCE SHEETS

                                                                           June 30,                Dec. 31,
                                                                   ------------------------------------------------
                                ASSETS                                       2002                    2001
                                ------
                                                                   ------------------------- ----------------------
                                                                         (Unaudited)

Current Assets:
       Cash & cash equivalents                                                      $13,284                   $-0-
       Inventory                                                                     90,090                 90,090
                                                                   ------------------------- ----------------------

               Total Current Assets                                                 103,374                 90,090

            Total Assets                                                           $103,374                $90,090
                                                                   ========================= ======================


                       LIABILITIES & STOCKHOLDERS' EQUITY


Current Liabilities:
       Accounts payable and accrued expenses                                        $71,772                $49,178
       Due to stockholders                                                           16,556                122,670
                                                                   ------------------------- ----------------------

            Total Current Liabilities                                                88,328                171,848

Stockholders' Equity:
       Preferred Stock - 10,000,000 shares authorized, $0.001 par value each share. At June 30, 2002 and December 31,2001 the number of shares outstanding was -0- and -0- respectively

       Common Stock - 200,000,000 shares authorized, $0.001 par value each share. At June 30, 2002 and December 31,2001 there are 91,949,867 and
       7,686,025 shares
       outstanding respectively                                                      91,950                  7,686

       Additional Paid-in-Capital                                                 1,288,016              1,168,110

       (Deficit) Retained Earnings                                              (1,364,920)            (1,257,554)
                                                                   ------------------------- ----------------------

            Total stockholders' equity (deficit)                                     15,046               (81,758)
                                                                   ------------------------- ----------------------

            Total liabilities & stockholders' equity                               $103,374                $90,090
                                                                   ========================= ======================




See Accountants' Review  Notes to Financial Statements

                             ICT Technologies, Inc.

                             Statement of Operations



                                          for the           for the                    for the          for the
                                           three             three                       six              six
                                       months ended       months ended               months ended     months ended
                                         June 30,           June 30,                   June 30,         June 30,
                                           2002               2001                       2002             2001
                                     ------------------ -----------------           ---------------  ---------------
                                        (Unaudited)       (Unaudited)                (Unaudited)      (Unaudited)

   Revenue:
    Revenue                                       $-0-              $-0-                      $-0-          $15,215

    Cost of Goods Sold                             -0-               -0-                       -0-           11,410
                                     ------------------ -----------------           ---------------  ---------------

    Gross Profit                                   -0-               -0-                       -0-            3,805

    Operations:
       General and Administrative              105,061            25,388                   107,366           55,232

    Total Expenses                             105,061            25,388                   107,366           55,232
                                     ------------------ -----------------           ---------------  ---------------

    Loss from Operations                     (105,061)          (25,388)                 (107,366)         (51,427)
                                     ================== =================           ===============  ===============

    Net Income (Loss)                       ($105,061)         ($25,388)                ($107,366)        ($51,427)
                                     ================== =================           ===============  ===============

    Net (Loss) on per share basis              ($0.00)           ($0.00)                   ($0.00)          ($0.00)
                                     ================== =================           ===============  ===============

    Weighted Average number of              38,989,812         7,686,025                23,424,393        7,686,025
    shares outstanding
                                     ================== =================           ===============  ===============


See Accountants' Review  Notes to Financial Statements

                             ICT Technologies, Inc.
                Statement of Cash Flows for the Six Months Ended

                                                                       June 30, 2002                  June 30, 2001
                                         ---------------------------------------------------------------------------
                                                                         (Unaudited)                    (Unaudited)

    Cash Flows from Operating
    Activities

    Net Income(loss)                                                      ($107,366)                    ($51,427)

    Adjustment to reconcile net loss
    to cash used
       in operating activities:

    Inventory                                                                      0                       11,410
    Accounts payable and accrued                                              22,594                       48,750
    expenses

        Net cash provided (used) by                                         (84,772)                        8,733
    operating activities
                                         -------------------------------------------- ------------------------------

    Cash Flows from Investing
    Activities
        NONE

    Cash Flows from Financing
    Activities

      (Decrease) Due to Stockholders                                       (106,114)                     (66,523)

       Proceeds from Private Sale of                                         204,170                            0
    Company Stock

        Net cash provided (used) by                                           98,056                     (66,523)
    financing activities
                                         -------------------------------------------- ------------------------------

        Net increase (decrease) in cash                                       13,284                     (57,790)

        Cash & cash equivalents at                                                 0                       58,547
    beginning of year
                                         -------------------------------------------- ------------------------------

        Cash & cash equivalents at end                                       $13,284                         $757
    of period
                                         ============================================ ==============================

    Schedule of Interest & Income
    Taxes Paid

    Interest paid                                                                  0                            0
    Income taxes paid                                                              0                       $2,555


      See Accountants' Review Notes to
           Financial Statements

                             ICT Technologies, Inc.
                        Statement of Stockholders Equity

                                   (Unaudited)







                                                                         Additional       Retained
                  Date                 Number of Shares  Common Stock       Paid in       Earnings      Total
                                                                            Capital       (Deficit)
   ----------------------------------- ----------------- ------------- ------------- --------------- --------------

                  Balances January 1,         7,686,025        $7,686    $1,168,110    ($1,257,554)      ($81,758)
                                 2002

                           New Shares        84,263,842        84,264       119,906                        204,170
                               Issued

                 Net (Loss) Unaudited                                                     (107,366)      (107,366)

                    Balances June 30,        91,949,867       $91,950    $1,288,016    ($1,364,920)        $15,046
                                 2002



See Accountants' Review Notes to Financial Statements

                             ICT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of ICT Technologies, Inc. (the "Company" or "ICT") for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

NOTE B--EARNINGS PER SHARE

Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three and six-month periods ended June 30, 2002 and 2001, there were no dilutive securities outstanding.

NOTE C--INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequence of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

At June 30, 2002, the Company had net operating loss carry forwards for income tax purposes of $1,364,920. These carry forward losses may be available to offset future taxable income, if any, and expire in the year 2010. The availability to offset future income taxes are limited by of the Internal Revenue Code of 1986 due to change of control of the company.

The components of the net deferred tax asset as of June 30, 2002 are as follows:

                  Deferred tax asset:
                  Net operating loss carry forward            $   464,072
                  Valuation allowance                         $ (464,072)
                                                            --------------
                  Net deferred tax asset                      $       -0-



The Company recognized no income tax benefit from the loss generated for the period from the date of inception to June 30, 2002. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company occupies office space at Crossroads Plaza at 33 West Main Street, 2nd Floor, Elmsford, New York 10523 which it subleases from Europhone USA, Inc., a related party controlled principally by Vasilios Koutsobinas, the majority owner of ICT. The monthly rental is $10,000. The lease expires December 31, 2004. Accordingly, total lease commitments remaining are $300,000.


NOTE E - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,364,920 for the period from inception, February 8, 1994, to June 30, 2002. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, increased sales. The Company plans to engage in such ongoing financing efforts on a continuing basis

NOTE F - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company did the following:

In accordance with the agreement it entered into when shares of ICT were issued to it in the second quarter of 2002, EurophoneUSA conveyed certain assets to ICT. The purpose of the conveyance was to convert ICT into a distribution company, initially for telecom products, air conditioners and motorcycles.

EurophoneUSA, Inc. assigned to ICT all of its right, title and interest in and to an exclusive distribution agreement dated June 9, 2002, with Ningbo Bird Corporation Ltd., a corporation organized under the laws of and doing business in the Peoples Republic of China. Ningbo manufactures mobile phones in Fenghua, Zhejiang. The agreement gives ICT the exclusive right to distribute these mobile phones for so long as ICT purchases at least 30,000 phones per month and at least 400,000 phones each year. ICT has ordered 40,000 phones for the month of July. The prices of the phones are adjusted each quarter by agreement of the parties.

EurophoneUSA, Inc. also assigned to ICT all its right, title and interest in and to an exclusive distribution agreement dated July 1, 2002 with 9278 Communication, Inc., a corporation organized under the laws of and doing business in New York. EurophoneUSA, Inc. has a campaign called the 9278 Program to market, distribute and sell air time in long distance telephone services activated by individual personal identification numbers. Pursuant to the assigned agreement, 9278 acts as the exclusive distributor of prepaid air time for EurophoneUSA, Inc. for the 9278 Program.

EurophoneUSA, Inc. assigned to ICT all its right, title and interest in and to an exclusive agreement dated December 29, 2001 (the term of which commenced on February 1, 2002) with Giantco, Limited, a corporation organized under the laws of Hong Kong, Special Administrative Region of the Peoples Republic of China. Giantco manufactures motorcycles in factories in the PRC. Pursuant to this agreement, ICT is the exclusive distributor for Giantco motorcycles world-wide and must purchase at least 30,000 motorcycles per year and at least 2,000 motorcycles per month. These minimum requirements have been stayed until September 2002. ICT will market the motorcycles under the trade name Eurospeed.

EurophoneUSA, Inc. assigned to ICT all its right, title and interest in and to a sole agent agreement dated December 29, 2001 with Guangdong Chigo Air Conditioning Co., Ltd. Guangdong Chigo manufactures air conditioners in Guangdong, PRC. Pursuant to this agreement, ICT is the exclusive distributor for Guandong Chigo's products in North, South and Central America and parts of Europe. ICT is obligated to purchase a minimum of 200,000 air conditioners in the year ending January 31, 2003, and 300,000 air conditioners in each year ending on January 31 thereafter until 2007, when the contract expires. Minimum amounts for each year are divided equally among each month in the year. The failure to meet any month's minimum could lead to cancellation of the agreement by Guandong Chigo. These minimum requirements have been stayed until September 2002. ICT is required to advertise the air conditioners in a reasonable fashion.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 30, 2002

The following discussion relates to the results of our operations to date, and our financial condition.

Business activities.

We were involved with a New York City-based art gallery, but have severed that relationship. We are considering our options with respect to the art business and our remaining inventory. We have also severed our relationship with the engineer we had retained to develop a biological detection device. Our main focus in the future will be on the new acquisitions described below.

On May 13, 2002, we issued 78 million shares of our common stock to EurophoneUSA, Inc. in return for EurophoneUSA, Inc.'s entering into an agreement to transfer certain assets to us. After the issuance, EurophoneUSA, Inc. owned 85% of our outstanding common stock. EurophoneUSA, Inc. is wholly owned by Mr. Vasilios Koutsobinas, and EurophoneUSA, Inc. immediately distributed 68 million of our shares to him. The conveyance of assets to us closed in July 2002. This transaction converted us into a distribution company, initially for telecom products, air conditioners and motorcycles. In return for issuing the shares to EurophoneUSA, Inc., we received the assets from EurophoneUSA, Inc. and related companies described below.

EurophoneUSA, Inc. assigned to us all of its right, title and interest in and to an exclusive distribution agreement dated June 9, 2002, with Ningbo Bird Corporation Ltd., a corporation organized under the laws of and doing business in the Peoples Republic of China. Ningbo manufactures mobile phones in Fenghua, Zhejiang. The agreement gives us the exclusive right to distribute these mobile phones for so long as we purchase at least 30,000 phones per month and at least 400,000 phones each year. We have ordered 40,000 phones for the month of July. The prices of the phones are adjusted each quarter by agreement of the parties. EurophoneUSA, Inc. will contribute 2 1/2 million GSM cellular telephones and 32 million GSM SIM card chips to us as soon as they have been manufactured under the exclusive distribution agreement dated June 9, 2002, with Ningbo Bird Corporation Ltd., a corporation organized under the laws of and doing business in the Peoples Republic of China.

EurophoneUSA, Inc. also assigned to us all its right, title and interest in and to an exclusive distribution agreement dated July 1, 2002 with 9278 Communication, Inc., a corporation organized under the laws of and doing business in New York. EurophoneUSA, Inc. has a campaign called the 9278 Program to market, distribute and sell air time in long distance telephone services activated by individual personal identification numbers. Pursuant to the assigned agreement, 9278 acts as the exclusive distributor of prepaid air time for EurophoneUSA, Inc. for the 9278 Program.

EurophoneUSA, Inc. assigned to us all its right, title and interest in and to an exclusive agreement dated December 29, 2001 (the term of which commenced on February 1, 2002) with Giantco, Limited, a corporation organized under the laws of Hong Kong, Special Administrative Region of the Peoples Republic of China. Giantco manufactures motorcycles in factories in the PRC. Pursuant to this agreement, we are the exclusive distributor for Giantco motorcycles world-wide and must purchase at least 30,000 motorcycles per year and at least 2,000 motorcycles per month. These minimum requirements have been stayed until September 2002. We will market the motorcycles under the trade name Eurospeed.

EurophoneUSA, Inc. assigned to us all its right, title and interest in and to a sole agent agreement dated dated December 29, 2001 with Guangdong Chigo Air Conditioning Co., Ltd. Guangdong Chigo manufactures air conditioners in Guangdong, PRC in a factory that employs 8,000 workers. Guangdong Chigo produces 3 million air conditioners each year and is one of China's largest world-wide distributors of air conditioners. Pursuant to this agreement, we are the exclusive distributor for Guandong Chigo's products in North, South and Central America and parts of Europe. We are obligated to purchase a minimum of 200,000 air conditioners in the year ending January 31, 2003, and 300,000 air conditioners in each year ending on January 31 thereafter until 2007, when the contract expires. Minimum amounts for each year are divided equally among each month in the year. The failure to meet any month's minimum could lead to cancellation of the agreement by Guandong Chigo. These minimum requirements have been stayed until September 2002. We are required to advertise the air conditioners in a reasonable fashion.

All prices for the foregoing contracts are fixed and settled in US Dollars. All suppliers under the contracts require letters of credit to ship goods. We plan to secure these letters of credit for the benefit of suppliers with letters of credit obtained from the customers to whom the goods are ultimately to be delivered.

We have entered into an agreement with EurophoneUSA, Inc. that makes EurophoneUSA, Inc. the sales agent for us for telecom products, air conditioner and motorcycles. Using its experience in the area, EurophoneUSA, Inc. will obtain orders as agent for us. We will coordinate shipments to customers and we will receive payment for the goods directly from the customers. We will pay EurophoneUSA, Inc. a portion of the gross profit realized on sales of its products to be agreed upon in the future.

We have generated only insignificant revenues and have incurred operating losses since the date of our inception and will require additional capital to continue operations. There is no assurance that we will be able to raise additional capital. There are substantial doubts about our ability to continue as a going concern.

Results of operations for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

For the six months ended June 30, 2002, we generated $-0- in revenues as compared to $15,215 in revenue for the six months ended June 30, 2001. Our cost of goods sold for the six months ended June 30, 2002 was $-0- as compared to $11,400 for the six months ended June 30, 2001. The revenue decrease is the result of our decision to scale back the operations we were pursuing in 2001 and to switch our emphasis to the new business acquisitions discussed above.

Our general and administrative costs aggregated $105,061 for the six months ended June 30, 2002 as compared to $55,232 for the six months ended June 30, 2001 representing an increase of $49,829. Increases in these expenses were the result of costs involved with the new business acquisitions discussed above.

Liquidity and Capital Resources.

Our cash balance increased to $13,284 at June 30, 2002 from a cash balance of $-0- at December 31, 2001. For the six months ended June 30, 2002 working capital was provided by management. Duing the quarter ended June 30, 2002, we were funded through private stock sales aggregating $204,000, a portion of which was used to repay debt and to pay current expenses. Vasilios Koutsobinas, the Company's CEO and majority stockholder, advanced $450,000 on July 3, 2002 to fund the operations for the newly acquired businesses described in the business activities of Item 2. Management believes that it has sufficient funds for the foreseeable future.

We will require additional capital to continue operations. We may sell equity or debt securities or enter into credit facilities to obtain needed capital. There can be no assurance that such financing will be available on satisfactory terms, if at all

During the quarter ended June 30, 2002, we also issued 6,000,000 shares at a value of $6,000 to Nick Kontonicolas for services rendered. In addition, we also issued 104,000 shares of our common stock to four investors in return for $120,000 and forgiveness of indebtedness of $10.

All of the shares of our common stock that were issued in the quarter ended June 30, 2002 were issued pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 13, 2002, we issued 78 million shares of its common stock to EurophoneUSA, Inc. in return for EurophoneUSA, Inc.'s entering into an agreement to transfer certain assets to us. After the issuance, EurophoneUSA, Inc. owned 85% of our outstanding common stock. EurophoneUSA, Inc. is wholly owned by Mr. Vasilios Koutsobinas, and EurophoneUSA, Inc. immediately distributed 68 million shares to him. The conveyance of assets to us closed in July 2002.

EurophoneUSA, Inc., Vasilios Koutsobinas, Nick Kontonicolas and Joshua Shainberg are parties to a voting agreement pursuant to which they all agree to vote their shares as directed by Mr. Koutsobinas and further agree not to dispose of more than 2 million of our shares each in any year. Mr. Koutsobinas, EurophoneUSA, Inc., Mr. Kontonicolas and Joshua Shainberg will hold 68 million shares, 10 million shares, 6 million shares and 5.96 million shares, respectively, of our common stock which will be subject to the agreement, representing in the aggregate 98% of our total outstanding stock. The agreement expires on June 30, 2007.

During the quarter ended June 30, 2002, we also issued 6,000,000 shares at a value of $6,000 to Nick Kontonicolas for services rendered. In addition, we also issued 104,000 shares of our common stock to four investors in return for $120,000 and forgiveness of indebtedness of $10.

All of the shares of our common stock that were issued in the quarter ended June 30, 2002 were issued pursuant to Section 4(2) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number             Exhibit Description

3.1 Certificate of Incorporation of ICT Technologies, Inc., dated May 27, 1999 (incorporated by reference to the exhibit filed as part of the Company's registration statement on Form 10-SB filed on March 6, 2000 (Commission File No. 0-29805).

3.2 Amendment to Certificate of Incorporation of ICT Technologies, Inc. dated March 6, 2002 (incorporated by reference to the exhibit filed as part of the Company's annual report on Form 10-KSB filed on April 29,
       2002).

3.3 Bylaws of ICT Technologies, Inc. dated May 28, 1999 (incorporated by reference to the exhibit filed as part of the Company's registration statement on Form 10-SB filed on March 6, 2000 (Commission File No. 0-29805).


(b)      Reports on Form 8-K:

Filed May 13, 2002 (filed July 26, 2002) for Changes in Control of Registrant, Acquisition or Disposition of Assets, and Change of Certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf, thereunto duly authorized to sign on behalf of the registrant, and as the principal executive officer and principal financial officer thereof.




       ICT TECHNOLOGIES, INC.

       Dated: August 13, 2002

       By: /s/ Vasilios Koutsobinas
           ------------------------
       Vasilios Koutsobinas, Chief Executive Officer and
       Director
       (principal executive officer)

       By: /s/ Bindiya Moorjani
           --------------------
       Bindiya Moorjani Ph.D., Secretary,
       Treasurer and Director
       (principal financial and accounting officer)


                                  End of Filing