Form 10-Q
period 2002-09-30
ICT TECHNOLOGIES INC
filed 2002-11-14
CIK 1005663

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. NA

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 11, 2002 there were 92,043,492 shares of common stock issued and outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             ICT TECHNOLOGIES, INC.
               September 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                 Page Number

Special Note Regarding Forward Looking Information                                                      3

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements                                                               3
Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                                  12
Item 3. Quantitative and Qualitative Disclosures About Market Risk                                     14
Item 4:  Controls and Procedures                                                                       14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                                                             15
Item 2. Changes in Securities and Use of Proceeds                                                      15
Item 3. Defaults Upon Senior Securities                                                                15
Item 4. Submission of Matters to a Vote of Security Holders                                            15
Item 5. Other Information                                                                              15
Item 6. Exhibits and Reports on Form 8-K                                                               15

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.


                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting and SEC regulations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of our management, the consolidated financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods.

The results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form I0-KSB for the fiscal year ended December 31, 2001.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
ICT Technologies, Inc:

I have reviewed the accompanying consolidated balance sheet of ICT Technologies, Inc., as of September 30, 2002, and the related consolidated statements of operations and of cash flows for the three and nine-month period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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




Edward R. Engels, Certified Public Accountant,
Pelham, New York
November 13, 2002, except for Note F - Subsequent Events, which is dated November 14, 2002

                          ICT Technologies, Inc.

                       CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,        Dec. 31,
                                                                                    ------------------------------------
                                  ASSETS                                                  2002              2001
                                  ------                                            -----------------  -----------------
                                                                                      (Unaudited)
Current Assets:
     Cash & cash equivalents                                                                  $3,981                $0
     Accounts receivable                                                                     277,360                 0
     Inventory                                                                               346,044            90,090
     Security deposits                                                                        80,000                 0
                                                                                    -----------------  -----------------

             Total Current Assets                                                            707,385            90,090

Other Assets:
     Fixed assets, net of depreciation                                                       128,913                 0
                                                                                    -----------------  ----------------

             Total Other Assets                                                              128,913                 0
                                                                                    -----------------  ----------------
          Total Assets                                                                      $836,298           $90,090
                                                                                    =================  =================


                    LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                                                  $223,473           $49,178
     Due to stockholders                                                                     777,870           122,670

          Total Current Liabilities                                                        1,001,343           171,848

Stockholders' Equity (Deficit):
     Preferred  stock -  10,000,000  shares  authorized,  $0.001  par value each share. At September 30, 2002 and December 31,2001 the number of shares
     outstanding was -0- and -0- respectively                                                      0                 0

     Common stock - 200,000,000 shares authorized,  $0.001 par value each share.
     At  September  30,  2002 and  December  31,2001  there are  92,041,967  and
     7,686,025
     shares outstanding respectively                                                          92,042             7,686

     Additional paid-in-capital                                                            1,288,016         1,168,110

     (Deficit) Retained earnings                                                         (1,545,103)       (1,257,554)
                                                                                    -----------------  -----------------

          Total Stockholders' Equity (Deficit)                                             (165,045)          (81,758)
                                                                                    -----------------  -----------------

          Total Liabilities & Stockholders' Equity                                          $836,298           $90,090
                                                                                    =================  =================


See Accountants' Review  Notes to Financial Statements

                                              ICT Technologies, Inc.

                                        Consolidated Statement of Operations

                                                       for the three    for the three       for the nine       for the nine
                                                       months ended     months ended        months ended       months ended
                                                       September 30,    September 30,       September 30,      September 30,
                                                           2002            2001*               2002                2001*
                                                       --------------   --------------     ---------------     --------------
                                                        (Unaudited)      (Unaudited)        (Unaudited)         (Unaudited)

            Revenue                                     $    299,560      $          0      $    299,560      $          0

            Cost of goods sold                               192,952                 0           192,952                 0
                                                        ------------      ------------      ------------      ------------

            Gross profit                                     106,608                 0           106,608                 0

            Operating expenses:
               General and administrative                    244,288                 0           351,654                 0
                                                        ------------      ------------      ------------      ------------

            Total expenses                                   244,288                 0           351,654                 0
                                                        ------------      ------------      ------------      ------------

            Loss from operations                            (137,680)                0          (245,046)                0

            Loss from discontinued operations (Note G)       (42,503)              (67)          (42,503)          (51,494)
                                                        ------------      ------------      ------------      ------------

            Net income (loss)                           ($   180,183)     ($        67)     ($   287,549)     ($    51,494)
                                                        ============      ============      ============      ============

            Net loss from continued operations on       ($      0.00)            (0.00)     ($      0.01)     $       0.00
            per share basis                             ============      ============      ============      ============

               Net loss on per share basis              ($      0.00)     ($      0.00)     ($      0.01)     ($      0.01)
                                                        ============      ============      ============      ============

            Weighted average number of shares             92,025,573         7,686,025        30,561,999         7,686,025
            outstanding                                 ============      ============      ============      ============


             *Reclassified to conform with 2002 presentation

             See Accountants' Review  Notes to Financial Statements

             ICT Technologies, Inc.

    Consolidated Statement of Stockholders
                     Equity
                  (Unaudited)




                                                                                    Additional    (Deficit)/      Total
                                                 Number of                            paid in       retained
                      Date                        shares         Common stock         capital       earnings
   ------------------------------------------- --------------   ----------------    ------------ ------------  ------------

                     Balances January 1, 2002      7,686,025             $7,686      $1,168,110  ($1,257,554)    ($81,758)

                            New Shares Issued     84,355,942             84,356         119,906                    204,262

                           Unaudited Net Loss              -                  -               -    (287,549)     (287,549)
                                               --------------   ----------------    ------------ ------------  ------------

                  Balances September 30, 2002     92,041,967            $92,042      $1,288,016  ($1,545,103)   ($165,045)


   See Accountants' Review  Notes to
   Financial Statements

                 ICT Technologies, Inc.

            Consolidated Statement of Cash Flows for the Nine Months Ended

                                                          September 30,          September 30,
                                                               2002                  2001*
                                                       ---------------------  ---------------------
                                                           (Unaudited)
(Unaudited)

Cash Flows from Operating Activities

Net Income(loss) from Continuing Operations                  ($245,046)               $       0

Adjustment to reconcile net loss to cash used in operating activities:

Depreciation                                                     3,087
Inventory                                                     (255,954)                       0
Accounts receivable                                           (277,360)                       0
Security deposits                                              (80,000)                       0
Accounts payable and accrued expenses                          174,295                        0
                                                             ---------                ---------

   Net cash provided (used) by operating activities           (680,978)                       0
from continued operations

   Net cash provided (used) by operating activities            (42,503)                   8,666
from discontinued operations
                                                             ---------                ---------

   Net cash provided (used) by operating                      (723,481)                   8,666
activities
                                                             ---------                ---------

Cash Flows from Investing Activities
   Purchase of fixed assets                                   (132,000)                       0
                                                             ---------                ---------

   Net cash provided (used) by investing activities           (132,000)                       0

Cash Flows from Financing Activities

   (Decrease) Due to stockholders                              655,200                  (67,176)

   Proceeds from private sale of company stock                 204,262                        0

   Net cash provided (used) by financing activities            859,462                  (67,176)
                                                             ---------                ---------

   Net increase (decrease) in cash                               3,981                  (58,510)

   Cash & cash equivalents at beginning of year                      0                   58,547
                                                             ---------                ---------

   Cash & cash equivalents at end of period                  $   3,981                $      37
                                                             =========                =========

Schedule of Interest & Income Taxes Paid

Interest paid                                                        0                        0
Income taxes paid                                            $       0                $   2,555



      *Reclassified to conform with 2002 presentation

      See Accountants' Review  Notes to Financial Statements

                             ICT TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information; and include the consolidated accounts of ICT Technologies, Inc. and its wholly owned subsidiaries: EuroPhone USA, LLC; Eurokool, Inc. and EuroSpeed Inc. As described in Note G, the Company's former art gallery business line has ceased operations and the results of which are presented as discontinued operations. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all necessary adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of ICT Technologies, Inc. (the "Company" or "ICT") for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

NOTE B--EARNINGS PER SHARE

Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three and nine-month periods ended September 30, 2002 and 2001, there were no dilutive securities outstanding.

NOTE C--INCOME TAXES

The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequence of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2002, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carry forward and was fully offset by a valuation allowance.

At September 30, 2002, the Company had net operating loss carry forwards for income tax purposes of $1,545,103. These carry forward losses may be available to offset future taxable income, if any, and expire in the year 2010. The availability to offset future income taxes are limited by of the Internal Revenue Code of 1986 due to change of control of the company.

The components of the net deferred tax asset as of September 30, 2002 are as follows:

                  Deferred tax asset:
                  Net operating loss carry forward         $  525,335
                  Valuation allowance                      $ (525,335)
                                                           -----------
                  Net deferred tax asset                   $       -0-



The Company recognized no income tax benefit from the loss generated for the period from the date of inception to September 30, 2002. SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

NOTE D - COMMITMENTS AND CONTINGENCIES

a. Lease agreements

The Company occupies office space at Crossroads Plaza at 33 West Main Street, 2nd Floor, Elmsford, New York 10523 which it subleases from Europhone USA, Inc., a related party controlled principally by Vasilios Koutsobinas, the majority owner of ICT. The monthly rental is $10,000. The lease expires December 31, 2004. Accordingly, total lease commitments remaining are $270,000.


NOTE E - GOING CONCERN

The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $1,545,103 for the period from inception, February 8, 1994, to September 30, 2002. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements have been met by advances from Mr. Koutsobinas, the Company's CEO and principal shareholder, and his affiliates as the needs occur. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in ongoing financing efforts on a continuing basis

NOTE F - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company did the following:

In November 2002 the Company issued 76,500 shares of its common stock in a private placement that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 promulgated thereunder. Of these shares, 71,500 were sold for $1.00 per share, and then later in the offering 5,000 shares were sold for $2.00 per share. The Company received net proceeds of $81,500 from such offering out of gross proceeds of $81,500.


NOTE G - DISCONTINUED OPERATIONS

On September 30, 2002, ICT Technologies, Inc. discontinued its art gallery business line. The income (loss) from discontinued operations includes the write-off of inventory which Management believes has di minimus value along with associated liabilities.


 NOTE G - DISCONTINUED OPERATIONS- (Cont'd)

                                                                Three months ended                Nine months ended
                                                                  September 30,                     September 30,
                                                                  -------------                     -------------
                                                              2002            2001               2002            2001
                                                              ----            ----               ----            ----
Art gallery revenue                                        $      0         $      0         $      0         $ 15,215

Cost of goods sold                                                0                0                0           11,410
                                                           --------         --------         --------         --------

Gross profit                                                      0                0                0            3,805

General and administrative expenses                            1591               67             1591           55,299
                                                           --------         --------         --------         --------

Loss from discontinued operations (net of taxes)           ($ 1,591)        ($    67)        ($ 1,591)        ($51,494)

Income (loss) on disposal of art gallery business           (40,912)               0          (40,912)               0
                                                           --------         --------         --------         --------

Total Income from discontinued operations                  ($42,503)        ($    67)        ($42,503)        ($51,494)
                                                           ========         ========         ========         ========




In August 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30") for the disposal of a segment of a business. SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and modifies the accounting and disclosure rules for discontinued operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002, and requires these costs to be recognized when the liability is incurred and not at project initiation.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SEPTEMBER 30, 2002


The following discussion relates to the results of our operations to date, and our financial condition.

Business activities.

The Company completed its acquisition of certain assets from EuroPhoneUSA, Inc. during the three months ended September 30, 2002. In return for issuing the shares to EurophoneUSA, Inc., ICT received assets from EurophoneUSA, Inc. and related companies, as described below. The purpose was to convert ICT into a distribution company, initially for telecom products, air conditioners and motorcycles. The assets acquired are to be organized as wholly owned subsidiaries: EuroPhoneUSA, LLC; Eurokool, Inc. and EuroSpeed, Inc., respectively, which will comprise the "EuroGroup of Companies."

The Company had formerly been involved with a New York City-based art gallery, and had previously severed such relationship. As described in Note G, the Company's former art gallery business line has ceased operations and the results of which are presented as discontinued operations. The Company's main focus is to concentrate its efforts on the new acquisitions described below.

On May 13, 2002, ICT Technologies, Inc. issued 78 million shares of its common stock to EurophoneUSA, Inc.USA, Inc. in return for EurophoneUSA, Inc.'s entering into an agreement to transfer certain assets to ICT. After the issuance, EurophoneUSA, Inc. owned 85% of the outstanding common stock of ICT.EurophoneUSA, Inc. is wholly owned by Mr. Vasilios Koutsobinas, and EurophoneUSA, Inc. immediately distributed 68 million shares to him. The conveyance of assets to ICT closed in July 2002.

The purpose of the issuance was to convert ICT into a distribution company, initially for telecom products, air conditioners and motorcycles. In return for issuing the shares to EurophoneUSA, Inc., ICT received assets from EurophoneUSA, Inc. and related companies, as described below.

EurophoneUSA, Inc. assigned to ICT all of its right, title and interest in and to an exclusive distribution agreement dated June 9, 2002, with Ningbo Bird Corporation Ltd., a corporation organized under the laws of and doing business in the Peoples Republic of China. Ningbo manufactures mobile phones in Fenghua, Zhejiang. The agreement gives ICT the exclusive right to distribute these mobile phones for so long as ICT purchases at least 30,000 phones per month and at least 400,000 phones each year. ICT has ordered 40,000 phones for the month of July. The prices of the phones are adjusted each quarter by agreement of the parties. EurophoneUSA, Inc. will contribute 2 1/2 million GSM cellular telephones and 32 million GSM SIM card chips to ICT as soon as manufacturing is completed under the exclusive distribution agreement dated June 9, 2002, with Ningbo Bird Corporation Ltd., a corporation organized under the laws of and doing business in the Peoples Republic of China.

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

All prices for the foregoing contracts are fixed and settled in US Dollars. All suppliers under the contracts require letters of credit to ship goods. ICT plans to secure these letters of credit for the benefit of suppliers with letters of credit obtained from the customers to whom the goods are ultimately to be delivered.

ICT has entered into an agreement with EurophoneUSA, Inc. that makes EurophoneUSA, Inc. the purchasing agent for ICT for telecom products, air conditioner and motorcycles. Using its experience in the area, EurophoneUSA, Inc. will place orders as agent for ICT. ICT will coordinate shipments to ICT customers and ICT will receive payment for the goods directly from the customers. ICT will pay EurophoneUSA, Inc. a portion of the gross profit realized on sales of its products to be agreed upon in the future.

We have not yet generated sufficient revenues to fund our ongoing operating expenses, or fund our marketing plans and product development activities. There can be no assurance that development of our marketing plans will be completed and fully implemented in a timely manner and within our budget constraints and that our marketing research will provide us a profitable path.

Results of operations for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

For the nine months ended September 30, 2002, we generated $299,560 in revenues ($193,560 in telecommunication sales and $106,000 from its air conditioning sales business) as compared to $-0- from continuing operations revenue for the nine months ended September 30, 2001. The company only acquired its current operations in the current quarter. Revenues from the Company's discontinued operations were $15,215 for the nine months ended September 30, 2001. As described in Note G, the Company's former art gallery business line has ceased operations and the results of which are presented as discontinued operations. Our cost of goods sold for the nine months ended September 30, 2002 was $192,952 as compared to continuing operations cost of goods sold of $-0- for the same period in 2001. The net gross profit from continuing operations was $106,608 for the nine months ended September 30, 2002. Cost of goods sold from discontinued operations were $11,400 for the nine months ended September 30, 2001, netting a gross profit from discontinued operations of $3,805 for the nine months ended September 30, 2001.

Our general and administrative costs aggregated $351,654 for the nine months ended September 30, 2002 as compared to $ -0- from continuing operations. General and administrative costs from discontinued operations were $55,232 for the nine months ended September 30, 2001. Increases in these expenses were the result of costs involved with the new business acquisitions discussed above.


Liquidity and Capital Resources.

Our cash balance increased to $3,981 at September 30, 2002 from a cash balance of $-0- at December 31, 2001 representing an increase of $3,981. For the nine months ended September 30, 2002 working capital was provided by management. Vasilios Koutsobinas, the Company's CEO and majority stockholder, advanced
$450,000 on July 3, 2002 to fund the operations for the newly acquired businesses described in the business activities of Item 2. Additional advances from Mr. Koutsobinas and his affiliates to fund operations during the quarter totaled $311,314 in the form of deferral of payables due his affiliates. All the advances from Mr. Koutsobinas to the Company are repayable upon demand and bear interest at a nominal rate of interest to be approved by future action of the board of directors. In November 2002, the Company raised net proceeds of $81,500 from the issuance and sale of 71,500 shares of its common stock at $1 per share, and then later 5,000 shares at $2 per share.

At September 30, 2002, the Company's cash balance was $3,981. This balance is inadequate to meet the Company's needs in the near future. Because the Company's operations are using cash rather than producing positive cash flow, the Company will have to raise additional capital in the near term in order to meet its routine operating expenses. There is no assurance that such financing, if required, will be available to the Company on terms satisfactory to it or on any terms at all. If the Company raises additional capital at this time through the issuance of additional equity, the current shareholders of the Company may experience substantial dilution.

Mr. Koutsobinas has indicated to the Company that he or his affiliates will continue to advance funds to the Company at least through the end of the year to allow the Company to pay its operating expenses. There is no binding agreement of Mr. Koutsobinas to do so, however, and his financial ability to provide such advances is unknown to the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Mr. Vasilios  Koutsobinas,  the Company's Chief  Executive  Officer,  and Andrew
Eracleous, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based upon that evaluation, they have concluded that the Company has in place controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 14, 2002 the Company issued 76,500 shares of its common stock in a private placement that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 promulgated thereunder. Of these shares, 71,500 were sold for $1.00 per share, and then later in the offering 5,000 shares were sold for $2.00 per share. The Company received net proceeds of $81,500 from such offering out of gross proceeds of $81,500.

During the quarter ended September 30, 2002, the Company issued 98,100 shares of common stock to various individuals in lieu for services rendered.

ITEM 3.  DEFAULTS IN SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In October 2002, Ms. Bindiya Moorjani resigned as an officer and director of the Company. In November 2002, Mr. Andrew Eracleous was appointed to the board of directors, and elected as Secretary, Treasurer and Chief Financial Officer (principal financial and accounting officer)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number             Exhibit Description
--------------             -------------------

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

10.1 Distribution Agreement dated June 9, 2002 by and among Ningbo Bird Corporation and EurophoneUSA, Inc.

10.2 Distribution Agreement dated July 1, 2002 by and among 9272 Communication, Inc. and EurophoneUSA, Inc.
10.3
                              Distribution Agreement dated December 29, 2001 by and among Giantco Limited and EurophoneUSA, Inc.

10.4 Voting Agreement dated as of July 24, 2002 by and among EurophoneUSA, Inc., Vasilios Koutsobinas, Nick Kontonicolas and Joshua Shainberg.


(b)      Reports on Form 8-K:

         Form 8-K filed on July 26, 2002 regarding the issuance of a controlling interest in the Company's equity stock in return for acquisition of certain assets and a change in registrant's certifying accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf, thereunto duly authorized to sign on behalf of the registrant, and as the principal executive officer and principal financial officer thereof.




                            ICT TECHNOLOGIES, INC.

                            Dated: November 14, 2002

                            By: /s/ Vasilios Koutsobinas
                                ------------------------------------------------
                                 Vasilios Koutsobinas, Chief Executive Officer and Director
                                 (principal executive officer)



                            By: /s/ Andrew Eracleous
                                ------------------------------------------------
                                Andrew Eracleous, Secretary,
                                Treasurer and Director, Chief Financial Officer (principal financial and accounting officer)

                                  CERTIFICATION

I, Vasilios Koutsobinas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICT Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

                            /s/ Vasilios Koutsobinas
                            ------------------------
                              Vasilios Koutsobinas
                             Chief Executive Officer

                                  CERTIFICATION
I, Andrew Eracleous, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ICT Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 14, 2002

                              /s/ Andrew Eracleous
                              --------------------
                                Andrew Eracleous
                             Chief Financial Officer