Form 10KSB
period 2002-12-31
ICT TECHNOLOGIES INC
filed 2003-05-02
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
                                   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                          For the transition period to

                        Commission file number 000-29805

                             ICT TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                              DELAWARE 13-4070586
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                 33 West Main Street, Elmsford, New York 10523
              (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (914) 592-1700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
YES [X]   NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $382,122

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $6.25 per share, was $20,378,418 as of December 31, 2002.

At December 31, 2003, the registrant had outstanding 92,043,492 shares of Common Stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the definitive Proxy Statement for the registrant's 2003 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):


Yes [   ]         No   [X]



TABLE OF CONTENTS

PART I
ITEM 1  DESCRIPTION OF BUSINESS                                              3
ITEM 2  DESCRIPTION OF PROPERTY                                             10
ITEM 3  LEGAL PROCEEDINGS                                                   11
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11

PART II
ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            11
ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS          12
ITEM 7  FINANCIAL STATEMENTS                                                21
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                                 21

PART III
ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT          22
ITEM 10 EXECUTIVE COMPENSATION                                              23
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT      23
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      24
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                    24
ITEM 14 CONTROLS AND PROCEDURES                                             24



ICT TECHNOLOGIES, INC.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Unless the context otherwise requires, (i) all references to "ICT Technologies" or the "Company" include ICT Technologies, Inc. and its wholly owned subsidiaries Europhone Inc., EurophoneUSA, Inc., EurophoneUSA LLC, Eurokool Inc., and Eurospeed Inc. and (ii) all references to the Company's activities, results of operations and financial condition prior to May 9, 2002 relate to EurophoneUSA, Inc. ("EurophoneUSA"), the accounting predecessor of the Company.

FORWARD-LOOKING AND THIRD PARTY STATEMENTS

ICT Technologies intends that certain matters discussed are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as ICT Technologies "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe ICT Technologies' future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward- looking statements. The forward-looking statements included herein are only made as of the date of this report, and ICT Technologies undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Descriptions of our suppliers and their operations contained herein are taken in part from corporate web sites and other sources that are believed to be accurate but as to which the Company cannot guarantee accuracy.

BUSINESS OVERVIEW

ICT Technologies is a holding company for products and services in the telecommunications and consumer durables sectors. During 2002, ICT Technologies completed shipments of prepaid telephone calling cards (variable rate) and sample shipments of air conditioning units to distribution channels in Europe, generating its first revenues in each of these areas, and continued the operation of EurophoneUSA's historical telecommunications business as described below. ICT Technologies has established distribution relationships for the following additional products and services and commenced pre-launch marketing of these products and services during 2002:

      Prepaid internet service;
      Motorcycles;
      Internet (ISP) service; and
      Mobile telephones

ICT Technologies expects to begin generating revenues in one or more additional product and service areas by the end of 2003. Sales in these areas have not yet commenced. It will be necessary for ICT Technologies to obtain additional financing arrangements and, in certain cases, governmental approvals to commence distribution of these products.

ICT Technologies' focus as a distribution company was established through a transaction (the "2002 Transaction") with Mr. Vasilios Koutsobinas and EurophoneUSA, which was effective as of May 9, 2002. Pursuant to the 2002 Transaction, Mr. Koutsobinas and EurophoneUSA conveyed their rights to ICT Technologies under the following agreements:

     * Distribution agreements with Canquest Communications (Canada) Inc. ("Canquest") and its affiliate, Canquest Communications (Online) Inc. ("Canquest Online"), relating to the sale of prepaid telephone calling cards and prepaid internet service, respectively;

     * Distribution agreements with manufacturers located in the Peoples Republic of China ("PRC") relating to the sale of air conditioners, motorcycles and mobile telephones; and

     * Distribution agreements with PNG Telecommunications, Inc. ("PowerNet Global") relating to the provision of ISP service and to EurophoneUSA's historical telecommunications business

At the time of the 2002 Transaction, EurophoneUSA was wholly owned by Mr. Koutsobinas, who became the controlling stockholder of ICT Technologies, Inc. as a result of the 2002 Transaction. The contract conveyances included in the 2002 Transaction were implemented by a share issuance agreement of a 100% ownership interest in Europhone Inc., the holder of the manufacturing contracts and the Canquest Online contract described above, and by EurophoneUSA's agreement to perform the remaining contracts described above as agent for the Company.

Mr. Vasilios Koutsobinas became the chairman and chief executive officer of ICT Technologies upon completion of the 2002 Transaction. Mr. Koutsobinas has over 25 years of experience in product sourcing and contract manufacturing, particularly in the PRC.

ICT Technologies, Inc. was formed on May 27, 1999 and is the successor by merger to a New York corporation formed on February 8, 1994. ICT Technologies is a holding company for operating subsidiaries that conduct distribution activities. The Company's principal executive office is located at 33 West Main Street, Elmsford, New York 10523 and its telephone number is (914) 592-1700. Information about ICT Technologies may be found on its website at www.icttechnologies.com. Information found on ICT Technologies' website should not be considered part of this annual report on Form 10-K.

BUSINESS SEGMENTS

ICT Technologies has organized its distribution businesses into three segments: telecommunications, air conditioners and motorcycles. The following is a description of the principal products and services in each segment and the ways that ICT Technologies expects to profit from distributing these products and services.

Telecommunications

                        Long Distance Service

Long distance service is provided through ICT Technologies as an agent for PowerNet Global. PowerNet Global provisions all long distance customers to Qwest (or Touch America) or Global Crossing. PowerNet Global is a direct-billed service, which means customers receive a statement each month for their service; the Europhone name is included on invoices generated by PowerNet Global to reinforce the branding of the Company's telecommunications product line. PowerNet Global's long distance service affords customers the benefit of a minimum 6-second call length, which represents an attractive selling point. Customers are not charged for hang-ups or incorrectly dialed numbers when a call is terminated prior to 6 seconds elapsing. Furthermore, per minute charges for domestic long distance service are 5.9 cents per minute, with no monthly fees or charges applicable whatsoever.

Pursuant to its agreement with PowerNet Global, ICT Technologies is entitled to a percentage of the amount billed to and collected from long distance customers sourced by ICT Technologies. ICT Technologies receives a net payment each month for its share of long distance revenues. Although ICT Technologies has not used distributors in its long distance business to date, it is expected that if such distributors are used, they would be paid a portion of the revenues realized by ICT Technologies on a pass-through basis. ICT Technologies' agreement with PowerNet Global for the provision of long distance service can be terminated by PowerNet Global on 30 days' notice.

ICT Technologies began providing long distance service in October 2002 and served approximately 4,000 long distance subscribers at December 31, 2002.

                        Prepaid Calling Cards

The Europhone Prepaid Phone Card is a residential and corporate product that allows users to purchase a designated amount of long distance minutes to make calls, from virtually any phone or country worldwide, without worrying about having the correct amount of change or being charged a call surcharge. The cards are purchased in denominations of $5, $10, and $20. Each Europhone Prepaid Phone Card bears a confidential, individual personal identification number ("PIN") that is activated prior to the sale of the card and is revealed to the end user through a "scratch-off" procedure. The card can be used until air time charges equal the total value of the card, subject to an 18-month expiration period.

All air time for the Europhone Prepaid Phone Card is provided to ICT Technologies by Canquest. ICT Technologies maintains a security deposit with Canquest against which air time charges are debited as calls are made by users. ICT Technologies' agreement with Canquest for the provision of air time is effective through October 27, 2003, subject to automatic 12-month renewal if no termination notice is delivered by either party.

The Company believes that rate structures for the Europhone Prepaid Phone Card are competitive. There are no hidden fees charged to users and no fee for calls made from payphones is imposed. Each call is subject to a 6-second minimum length and is billed in one-minute increments once the minimum 6-second connection has been established. The Europhone Prepaid Phone Card also offers a number of service features that are highly attractive to consumers. Callers can access approximately 125 countries using the card. In addition, Canquest provides 24-hour a day, 7-day-a-week customer service to assist users of the Europhone Prepaid Phone Card with dialing instructions, account balances, and rate inquiries. The operators providing this customer support service speak a total of 36 languages. Moreover, Canquest's voice prompting system responds to 9 languages.

ICT Technologies sells to distributors, at a discount to face value, the Europhone Prepaid Phone Card and associated PIN's. The Company also distributes a variety of co- branded/private label cards, each unique in its scope and service(s). ICT Technologies becomes entitled to receive the wholesale price to distributors at the time of shipment. During 2002, ICT Technologies completed contracts for the sale of calling cards and PIN's to Antiko Travel and Zoumbourlis Supermarkets. Antiko Travel and Zoumbourlis Supermarkets operate in Greece and have distribution channels in other parts of Europe.

The Europhone Prepaid Phone Card can be sold as a Europhone branded product, as has principally been the case to date, or as a private label product. ICT
Technologies previously operated a private label program with 9278 Communications Inc. but this program was discontinued.

                Internet Service

Prepaid Internet Service. The Company has entered into an agreement with Canquest Online covering the period through December 17, 2004 for the distribution of prepaid internet service, in the form of compact disks, through online and point-of-sale activated channels. ICT Technologies intends to commence distribution of its Goeurophone prepaid internet access compact disk during 2003. The compact disk can be inserted in any computer with a dial-up capability and used to browse the web. In addition, each compact disk will provide the user with e-mail hosting services for up to five e-mail addresses that can be used to send and receive e-mail. Users will also be entitled to a customized home page. Unlike traditional internet and hosting services, the Goeurophone prepaid internet compact disk will permit users to gain access to these services without the need for a credit card and without any commitment to subscribe for ongoing services. Goeurophone prepaid internet compact disks will be sold in denominations of $10 for 10 hours of internet access and $20 for 22 hours of internet access.

Pursuant to the terms of its agreement with Canquest, ICT Technologies will purchase the Goeurophone compact disks from Canquest Online at a discount to face value. ICT Technologies will become obligated to pay the wholesale purchase price to Canquest upon first use of the compact disk by a retail customer. The Canquest Online agreement can be terminated by Canquest Online on 90 days' notice.

ISP Service. ICT Technologies intends to offer flat-rate, unlimited internet access as an agent of ISP services provided by PowerNet Global. ICT Technologies plans to begin marketing this service during 2003 to retail customers as well as to the small office/home office market. The service will include web and email hosting: users will be provided with up to five e-mail addresses and a personal home page. The ICT Technologies internet access service will be supported by 24-hour a day, 7-day-a-week technical assistance provided by PowerNet Global.

Pursuant to its agreement with PowerNet Global for the provision of ISP service, ICT Technologies will be entitled to a percentage of the amount billed to and collected from ISP customers sourced by ICT Technologies. Accordingly, ICT Technologies will receive a net payment each month for its share of ISP revenues. It is expected that any distributors used by ICT Technologies will be paid a portion of the revenues realized by ICT Technologies on a pass-through basis.

Telephones

ICT Technologies has entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation Ltd. ("Ningbo") of the PRC. Pursuant to this agreement, which will come into effect upon the first shipment of mobile telephones to ICT Technologies, ICT Technologies has the exclusive right to distribute specified models of mobile phones manufactured by Ningbo outside the PRC through June 1, 2007. ICT Technologies has agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement; if ICT Technologies purchases less than 400,000 mobile phones each year (or 30,000 per month), the agreement can be terminated automatically by Ningbo. The prices of the mobile phones are to be adjusted each quarter by agreement of the parties based upon market conditions.

Ningbo is the second largest manufacturer of mobile telephones in the PRC. It was listed on the Shanghai Stock Exchange as of July 2000.

Air Conditioners

ICT Technologies has entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC, Guangdong Chigo Air Conditioning Co., Limited ("Chigo") and Guangdong Richvast Group Company, Limited ("Richvast"). These air conditioners include split unit (which also serve as heaters since they are capable of blowing hot air), window, and floor unit models. Both manufacturers produce units that are comparable in cooling capacity and incorporate high-quality compressors supplied by Mitsubishi and Hitachi, respectively. The models produced by Richvast include enhanced decorative features, which are geared toward more affluent purchasers. Distribution of air conditioners began in 2002 with the shipment of samples and test models to Botzakis S.A., a Greek wholesaler.

ICT Technologies' distribution agreement with Chigo covers the period through January 31, 2007. Pursuant to this agreement, ICT Technologies is appointed as the sole agent for the distribution of Chigo products bearing both the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. ICT Technologies agreed to purchase a minimum of 200,000 air conditioners in the year ending December 31, 2003 and must increase its purchases by 50% in each contract year thereafter. Compliance with minimum ordering requirements is to be tested monthly, and the failure to meet any month's minimum could lead to cancellation of the agreement by Chigo. The price for the air conditioning units is negotiated by the parties in connection with each purchase order. ICT Technologies is responsible for the installation, repair and maintenance of products distributed by it and for advertising such products at its expense. Chigo offers a one-year workmanship warranty on its products, whereas the major parts (such as compressor, fan motor, electric board, remote controller, etc.) are covered for four years, subject to malfunction being verified as a quality shortfall.

ICT Technologies' distribution agreement with Richvast covers the period through August 2007. Pursuant to this agreement, ICT Technologies is entitled to distribute Richvast products worldwide. ICT Technologies has an exclusive right to distribute specific models of air conditioners in Europe, manufactured by Richvast, bearing the "Eurokool" brand name. ICT Technologies agreed to purchase a minimum of 80,000 air conditioners per year (or 4,000 per month) during the term of the distribution agreement. The price for the air conditioning units is negotiated by the parties in connection with each purchase order.

Chigo manufactures air conditioners in Guangdong, PRC. Chigo employs over 8,000 people and has an annual production capability of approximately 3,000,000 air conditioners. The company also produces a wide variety of other industrial and consumer products. Chigo's technological team consists of over 300 professional technicians, many of whom hold doctoral degrees.

Motorcycles

ICT Technologies has entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. ICT Technologies' planned product offerings under this contract include small displacement motorbikes, dirt bikes, all terrain vehicles, and scooters. ICT Technologies is obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco motorcycles per month. The price for the motorcycles is negotiated by the parties in connection with each purchase order.

Headquartered in Hong Kong with manufacturing, research, and development facilities located in Guangdong, PRC, Giantco is a motorcycle, scooter and engine manufacturer of the "HONGYI" brand.

SUPPLY AND SALE TERMS

All sales under ICT Technologies' distribution agreements are settled in US Dollars. All suppliers under distribution agreements for tangible goods require letters of credit to be posted by ICT Technologies prior to the shipment of goods. ICT Technologies plans to secure these letters of credit for the benefit of suppliers with letters of credit obtained from the customers to whom the goods are ultimately to be delivered. Air time from Canquest is provided against a cash security deposit that is required to be replenished from time to time.

It is expected that distributors engaged by ICT Technologies will make payment for distributed products under a variety of terms. Air conditioners are shipped to Botzakis on 180-day terms, with the purchase orders supported by a bank guaranty posted by Botzakis. Similarly, distributors of prepaid phone cards are currently invoiced at the time of shipment on 180-day terms. Other payment mechanisms that may be employed by ICT Technologies include T/T (similar to cash on delivery), letters of credit, and open account.

SALES, DISTRIBUTION AND MARKETING

ICT Technologies employs 7 individuals involved in sales and marketing. These employees focus on long distance service sales and prepaid telephone cards. In addition, the Company expects to engage an independent distributor in Europe that will be responsible for promoting sales and the distribution of its products in Europe (including the Balkans), as well as the Middle East.

ICT Technologies engages independent distributors to increase the scope of its sale efforts. Independent distributor relationships have been established for the sale of prepaid telephone cards and air conditioners. ICT Technologies intends to establish distribution relationships in connection with the marketing of additional products.

The Company handles internally all the advertising and marketing programs for its products, including those distributed through its distribution network, on a worldwide basis. The forms of advertising used include television, radio, newspapers, face-to-face presentations and exhibitions.

SEASONALITY

In general, ICT Technologies has not experienced and does not anticipate experiencing significant seasonal fluctuations in demand for its products.

EMPLOYEES

ICT Technologies has 18 full-time employees and 2 part-time employees. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be very good.

GOVERNMENT REGULATION

Numerous aspects of ICT Technologies' operations are subject to governmental regulation in the U.S. and abroad. Various licenses and approvals are required to be obtained in order for ICT Technologies to distribute its products.

Motorcycles. The motorcycles to be distributed by ICT Technologies are subject to certification by the U.S. Environmental Protection Agency ("EPA") for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. ICT Technologies' motorcycle products have not yet been certified to comply with these standards. ICT Technologies has been advised by Giantco that the motorcycles to be distributed already meet the more stringent certification standards adopted by the EU, and that Giantco believes its applications for federal and California certification would be approved in due course without extended delay.

Air Conditioners. Approvals have been secured for the sale of air conditioners in Europe (CE approval) and it is expected that the Company will be granted UL approval (for the sale of air conditioners in the United States) in the second quarter of 2003.

Reliance on Third Party Telecommunications Providers. When ICT Technologies resells long distance telephone capacity, air time or internet service, it relies on third party carriers to comply with applicable laws and regulations. ICT Technologies has no control over the manner in which these companies operate. Domestic or foreign regulatory, judicial, legislative or political entities may raise issues regarding the compliance of these companies with applicable laws or regulations, or limit their ability to provide the services ICT Technologies resells.

Environmental Regulation. Federal, state and local authorities have various environmental control requirements relating to air, water and noise pollution that affect the business and operations of the motorcycle industry. For instance, the EU regulates the types of refrigerants that are used in air conditioning units. The Company strives to ensure that its products comply with all applicable environmental regulations and standards.

State and Foreign Laws. ICT Technologies' products and services are distributed and/or accessible worldwide, which require compliance with the laws of different jurisdictions. To comply with foreign regulations, ICT Technologies secured the necessary approvals to conduct business in various continents and regions of the world. Failure to comply with local laws would prevent the fulfillment of contract obligations relating to the sale and distribution of the Company's products. Furthermore, such legislation would subject the Company to taxes and penalties for failing to qualify as a legitimate corporation.

COMPETITION

ICT Technologies encounters competition in each of its product and service areas. The following is a description of our principal competitors and a summary of the competitive factors that are likely to influence ICT Technologies' success in each of these areas.

Telecommunications Services. ICT Technologies competes with many of the largest telecommunications providers, including AT&T, MCI WorldCom and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater brand recognition and larger customer bases than we do. We may also compete with large operators in other countries. ICT Technologies believes that its long distance and ISP services are competitive based on price and are benefited by excellent customer support provided by the carriers. A general decrease in telecommunication rates charged by major carriers could have a negative effect on our competitive position.

In the prepaid calling card market, we also compete with smaller, emerging carriers, including IDT Corp., 9278 Communications, ValuCom and with various lesser companies who resell virtual calling cards provided by other carriers through their web sites. ICT Technologies believes that its prepaid telephone card products are competitive based on price, customer service support, and other service terms.

ICT Technologies is not aware of any competitors in the prepaid internet market, although a variety of other companies could enter that market with relative ease.

Mobile Telephones. The mobile telephone market is filled with large, established competitors such as Kyocera, LG, Motorola, Nokia, and other well-known brand names. These companies offer a variety of telephones tailored to the unique needs of their users. Quite often, price, quality, styling, portability, efficiency, available services, and product features determine the competitive market factors. ICT Technologies' 3G GSM-enabled tri-band mobile phone offerings, bearing the Europhone trademark, will incorporate the latest technology and are expected to compete against those of larger competitors, and other manufacturers worldwide based upon price, quality, styling, and services.

Motorcycles. With respect to motorcycles, the Company competes with Honda, Suzuki, Kawasaki, Piaggio (Vespa) and other similar competitors, most of which are located outside the United States. Competition in this market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference, and warranties. The Company believes it will be able to compete very effectively based on price, with offerings at roughly 75% of the retail prices currently charged by major competitors for comparable products, and that quality, service, and styling may afford it competitive advantages. ICT Technologies offers a one-year warranty on its motorcycles.

Air Conditioners. With respect to air conditioners, we compete with numerous consumer products companies such as General Electric Company, Whirlpool, LG, and other similar competitors. The Company expects it will be able to compete very effectively based on price. In particular, the Company does not believe that there are currently any competitors offering air conditioning units of comparable size and quality in a similar price range. In addition, ICT Technologies is one of the first companies to distribute ecological code refrigerant for the European market; after January 1, 2004, companies whose products do not meet these criteria will not be able to sell air conditioners in the European Union.

The competitors in each of ICT Technologies' product markets generally have financial and marketing resources that are substantially greater than those of ICT Technologies. They frequently have larger worldwide sales volumes and are more diversified than ICT Technologies. The Company cannot be certain that it will be able to compete successfully against current and future competitors. As a strategic response to changes in the competitive environment, pricing, service, or marketing decisions may be exercised that could have a material adverse effect on the business, financial condition, and operating results of the Company. These companies may have larger, more established customer bases and other competitive advantages.

Deregulation in other countries could also result in significant rate reductions. Given these circumstances, it is anticipated that additional competitors would be attracted to the prepaid card market. These competitors include Internet-based service providers and other telecommunications companies. Thus, competition from existing competitors or new market entrants could adversely affect revenue prospects.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

ICT Technologies owns registered trademarks for its Eurokool and Eurospeed brands. The success of ICT Technologies depends in part upon its ability to protect its trademarks, service mark, and trade secrets. Effective trademark, service mark, and trade secret protection may not be available in every country in which the Company's products and services are made available, and thus, the steps that the Company takes may be inadequate to protect its rights.

ICT Technologies currently holds the Internet domain name www.icttechnologies.com. Governmental agencies and their designees are responsible for regulating the acquisition and maintenance of domain names. The regulation of domain names in the United States and other countries may change in the near future. Such changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domain name registrars or modify the requirements for holding domain names. As a result, ICT Technologies may be unable to acquire or maintain relevant domain names in countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, ICT Technologies may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of its trademarks and other proprietary rights.

ICT Technologies has entered into confidentiality and assignment agreements with its employees and contractors, and nondisclosure agreements with parties with whom the Company conducts business. ICT Technologies does this in order to limit access to and prevent disclosure of its proprietary information. These agreements are designed to make it clear that ICT Technologies owns any technology developed by its employees and contractors during their engagement by ICT Technologies and to protect ICT Technologies against unauthorized disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by ICT Technologies to protect its intellectual property will prove sufficient.

RESEARCH AND DEVELOPMENT

ICT Technologies consider the amounts spent by it for research and development during 2002 and 2001 to be immaterial.

ENVIRONMENTAL MATTERS

Environmental contingencies are not expected to have a material adverse effect on ICT Technologies' results of operations or financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

ICT Technologies occupies office space at Crossroads Plaza at 33 West Main Street, Elmsford, New York 10523 which it subleases on a pass-through basis from EurophoneUSA. Prior to April 29, 2003, EurophoneUSA was wholly owned by Mr. Koutsobinas, the majority stockholder of ICT Technologies. The annual rental is $51,471. The lease expires December 31, 2004.

ITEM 3.  LEGAL PROCEEDINGS

In May of 1999, ICT Technologies, Inc. and Mr. Joshua Shainberg brought an action against Mr. Furio Maglione and 9008-9657 Quebec Corp. (aka Giros Corp.) in the United States District Court, District of New Jersey, Docket #C 99 2058(AMW) alleging that defendants had breached an agreement pursuant to which 300,000 shares (the "Shares") of ICT Technologies, Inc. Common Stock was to be exchanged for certain real estate assets. The complaint was subsequently amended to add Mr. Abraham Shainberg, the original owner of the shares, and a former director and former officer of ICT Technologies, Inc., as a plaintiff and to add Olde Monmouth Stock Transfer and Trust Co. ("Olde Monmouth"), ICT Technologies, Inc.'s transfer agent, as a defendant. As a result of this litigation, the Shares are being held by Olde Monmouth subject to an order preventing their transfer until further court order. The goal of the litigation is to have the Shares returned to Mr. Abraham Shainberg.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders of ICT Technologies during the year ended December 31, 2002.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ICT Technologies' Common Stock trades on the OTC Electronic Bulletin Board under the symbol "ICTT". The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

                                    HIGH            LOW

YEAR ENDED DECEMBER 31, 2001
First Quarter                      $2.00          $0.563
Second Quarter                     $1.01           $0.58
Third Quarter                      $1.50           $0.58
Fourth Quarter                     $2.15           $1.25
YEAR ENDED DECEMBER 31, 2002
First Quarter                      $2.50           $1.25
Second Quarter                     $2.85           $0.80
Third Quarter                      $3.20           $2.20
Fourth Quarter                     $6.25           $2.50

As of December 31, 2003, there were approximately 92,043,492 record owners of our Common Stock.

On February 7, 2003, ICT Technologies' Board of Directors approved the issuance of 475,000 shares of Common Stock to Vasilios Koutsobinas in replacement of an equal number of shares issued by Mr. Koutsobinas to officers and employees of the Company in recognition of services. These securities were offered in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No broker/dealers were involved in the sale and no commissions were paid. Mr. Koutsobinas is a sophisticated purchaser and had access to adequate information about ICT Technologies through employment and other relationships.

During August through November 2002, the Company issued 112,100 shares of its Common Stock in a private placement that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 promulgated thereunder. Of these shares, 76,100 were sold for $1.00 per share, and 36,000 shares were sold for $1.50 per share. The Company received proceeds of $130,100 from such offering. Subsequent to December 31, 2002, the Company issued an additional 48,000 shares in such private placement at a purchase price of $2.00 per share.

DIVIDEND POLICY

ICT Technologies has never paid cash dividends on its Common Stock and anticipates that it will retain its earnings, if any, to finance the growth of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion relates to the results of our operations to date, and our financial condition:

     This prospectus contains forward-looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as, assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statements.

Critical Accounting Policies and Estimates

     Our results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results.

     Our significant accounting policies are described in Note 3 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition as it relates to the recognition of income for the sales of our prepaid telephone cards.

As of December 31, 2002, the Company's products consist of prepaid phone cards and air conditioning equipment. Service revenue is generated primarily from the sale of prepaid phone cards. The Company sells its products primarily through distributors. Such distribution agreements do not normally grant the distributor the right to return unsold products. To the extent distributors are granted return rights for unsold equipment and prepaid phone cards, sales transactions to the distributors are accounted for as deferred revenue until products are sold by the distributor.

Communications services are recognized as revenue when services are provided. Revenue on sales of prepaid calling cards is deferred upon activation of the cards and recognized as the card balances are decremented based on minute usage and service charges. Unused balances are recognized as revenue upon expiration of the calling cards, which is generally the later of eighteen months from the date of first use and twelve months from activation.

Revenue from the sale of long distance services is provided by one carrier earned on a commission basis.

Revenue from the sale of durable goods is recognized when products are shipped or services are rendered.


     Consistent with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested at least annually for impairment. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 15 years. We have not recorded any impairments of goodwill since adopting SFAS No. 142.

     Consistent with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate long-lived assets for impairment and assesses their recoverability based upon anticipated future cash flows. If facts and circumstances lead us to believe that the cost of one of our assets may be impaired, we will write down that carrying amount to fair value to the extent necessary. We have not recorded any impairments of long-lived assets since adopting SFAS No. 144.

Business Activities

     The Company was dormant until December 31, 1996 when we entered into the business of selling artwork and antiques. We have experienced minimum revenues from the sale of artwork and on May 29, 2002, we entered into an agreement for the purchase of certain assets and the business of EurophoneUSA, Inc. and Europhone, Inc. ("Europhone"), both of which were wholly owned by Mr. Vasilios Koutsobinas for an aggregate of 78,000,000 shares of our common stock.

     We issued an aggregate of 78,000,000 common shares of the Company in an acquisition with , Vasilios Koutsobinas for all of the capital stock of EurophoneUSA. At the time of the Acquisition, 100 % of the outstanding shares of EurophoneUSA was owned by Mr. Koutsobinas. The purchase price for accounting purposes is based on the purchase price agreed to by the Company at the time of the acquisition. Following the transaction, the one shareholder of Europhone USA, held approximately 84.7 % of the Company. As such, the controlling shareholder of Europhone, controlled the Company following the Acquisition.

Under this accounting treatment, the assets acquired and liabilities assumed of Europhone have been recorded at their estimated fair values as of the date of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

The following shows the allocation of the purchase price to the assets of the Company.

        Assets acquired at fair value                     $  226,414
        Liabilities assumed at fair value                  ( 435,963)
        Goodwill                                             287,549
                                                            ----------
            Purchase price                                  $ 78,000
                                                             =======

     We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes, but is not limited to, the sale of prepaid telephone cards, cellular telephones, and long distance telephone service. As of December 31, 2002, we have engaged in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to and collected from long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of December 31, 2002, our customer base (long distance only) is located entirely in the United States.

     We market prepaid phone cards, for both residential and corporate uses, that allow users to purchase a designated amount of long distance minutes to make calls from virtually any telephone or country worldwide. Through this product, we earn a gross profit of approximately 36% of the face amount of the phone card. The phone card can be used until air time charges equal the total value of the card, subject to an 18 month expiration period. Revenue for these prepaid phone cards is deferred, recognized upon first usage, and then allocated to revenue. As of December 31, 2002, our prepaid phone cards are being sold both domestically and in Greece. In December, 2002, we shipped an aggregate of $1,289,340 in prepaid phone cards to two distributors in Greece on an essentially consignment basis. The invoices become due upon the first use of the telephone cards by the subscribers. Included in this shipment were $541,140 worth of prepaid phone cards shipped to Antiko Travel, which is wholly owned by the daughter of Mr. Koutsobinas. Revenue from the sale of prepaid phone cards is recognized upon activation by the end-user. Phone card service revenues are recognized as the end-user utilizes the cellular airtime.

     In addition to these products which served as the basis of revenue sources for the year ended December 31, 2002, we have also entered into an agreement with Canquest Online covering the period through December 31, 2004 for the distribution of prepaid internet service, in the form of compact disks, through online and point-of-sale activated channels. We intend to begin distribution of this product during 2003.

     We have entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. ("Ningbo") of the Peoples Republic of China ("PRC"). Pursuant to this agreement, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions. As of December 31, 2002, we have received samples of the cellular telephones that we plan to sell and have not derived any revenue.

     We have also entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and Guangdong Richvast Company, Limited ("Richvast").

     Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. We are obligated to purchase a minimum of 200,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the year ending December 31, 2003. With regard to the Chigo agreement, we must increase our purchases by 50% year over year for the duration of the contract. As of December 31, 2002, we have shipped our first order of 250 air conditioners, aggregating $106,000, to one customer in Greece.

     We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of December 31, 2002, we have not generated any revenue and have samples of these motorcycles in inventory.

     We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating the Company's market plans for telecommunications products, air conditioners and motorcycles, developing sources of supply, developing and testing its marketing strategy, and expanding the management team to further marketing research and development for its Company's products.

     These activities were funded through the sale of 264,167 shares of common stock for an aggregate consideration of $537,084 and we have received common stock subscriptions for an additional 112,100 shares of common stock aggregating $130,100. Subsequent to the date of our financial statements, we have received additional subscriptions for an additional 48,000 shares of our common stock aggregating $96,000. We have also funded our operations and growth through officer loans from Mr. Vasilios Koutsobinas and Mr. Joshua Shainberg, aggregating $1,108,140 as of December 31, 2002.

     The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or to fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner, and within the budget constraints of management. Also, there can be no assurance that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into market design, implementation, and development, as defined in the Company's operating plan, will significantly reduce the cost of development, preparation, and processing of purchases and orders, enabling the Company to effectively compete in this marketplace.


     Results of Operations for the year ended December 31, 2002, as compared to the year ended December 31, 2001.

                            ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     For the year ended December 31, 2002

                                                 December 31, December31,
                                                    2002           2001

Revenue
  Durable goods                                 $106,000  27.7% $15,215  100.0%
    Long Distance telephone                       14,745   3.9%
  Prepaid telephone cards                        261,377  68.4%
                                               ---------  -----   -------  -----
Total revenues                                   382,122  100.0%  15,215  100.0%

Cost of goods sold
  Telephone cards                                153,328  40.1%
  Air conditioners                                73,000  19.1%
  Art work                                                         11,410  75.0%
Total cost of goods sold                         226,328   59.3%   11,410  75.0%

Gross profit                                     155,794   40.8%    3,805

Operating expenses
  Selling, general and administrative          1,116,256  292.1%   55,431  25.0%
  Non-cash compensation-issuance of stock        154,107  40.3%
  Depreciation                                    17,800   4.7%
                                             -----------  ------   ------   ----
Total operating expenses                       1,288,163  337.1%   55,431   25.%

Income (loss) from operations                 (1,132,369) 296.3% (51,626) 339.3%
Other income
  Interest income                                     121   0.0%
                                                   ------
Total other income                                    121   0.0%

Net income (loss)                             $(1,132,248)296.3% $(51,626)339.3%

                                              =========   =====    ======= =====


     For the year ended December 31, 2002, the Company generated net sales of $382,122 as compared to $-0- for the year ended December 31, 2001. Revenues consisted of $106,000 in air conditioners, $14,745 in Long distance telephone service and $261,377 in prepaid telephone calling cards. The revenues from the sales of air conditioners were generated from customers in Greece. Of the sales in pre paid calling cards, approximately $228,000 were generated in the continental United States and $33,377 from distributors in Greece. Revenues from long distance telephone service was from domestic retail customers.

The Company's cost of goods sold for the year ended December 31, 2001 was $11,410 representing the cost of the artwork being sold and cost of goods sold for the year ended December 31, 2002 was $226,328.Costs of services for the pre paid telephone calling cards was $153,328 or 58.7% of revenue while costs of goods sold for air conditioners was $73,000 or 68.9%.

Our gross profit for the year ended December 31, 2001 was $3,805 or 25.0% of sales.

Our gross profit for the year ended December 31, 2002 aggregated $155,794 for all categories of revenues. Our gross profit from the sales of air conditioners was $33,000 or 31.1% or revenues. Our gross profit from the revenues generated from the sale of pre paid calling cards and long distance telephone services was $108,049 or 41.3% of revenues.


     The Company's selling, general and administrative costs aggregated approximately $55,431 for the year ended December 31, 2001, as compared to $1,116,256 for the year ended December 31, 2002, representing a increase of $1,060,825. The aggregate of $55,431 consists of the following: professional fees of $43,002; officer's salary of $1,600; stock transfer and corporate fees of $6,850; and office expenses of $3,979. The aggregate of $1,116,256 consists of travel and entertainment $33,903; Legal and professional expenses $168,648; consulting fees $198,107 of which $154,107 was non cash compensation through the issuance of shares of common stock; commissions of $48,524; advertising of $28,508; payroll selling, general and administration of $309,832; insurance of $36,652; rent expense of $98,987; repairs and maintenance of $9,033; telephone expense of $122,245; and office expense of $61,817.

Results of Operations for the year ended December 31, 2001, as compared to the year ended December 31, 2000.
- ------------------------------------------------------------------------------
     For the year ended December 31, 2001, we generated net sales of $15,215 as compared to $-0- for the year ended December 31, 2001. Our cost of goods sold for the year ended December 31, 2001 was $11,410 as compared to $-0- for the year ended December 31, 2000. Our gross profit on sales was $3,805 for the year ended December 31, 2001 as compared to $-0- for the year ended December 31, 2000.

     Our general and administrative costs aggregated approximately $55,431 for the year ended December 31, 2001 as compared to $114,595 for the year ended December 31, 2000 representing a decrease of $59,164. The aggregate of $55,431 consists of the following: professional fees of $43,002; officer's salary of $1,600; stock transfer and corporate fees of $6,850; and office expenses of $3,979.


Liquidity and Capital Resources

The Company's cash increased from $-0- at December 31, 2001 to a cash balance of $267,735 at December 31, 2002. Working capital at December 31, 2002 was negative at $610,025. For the year ended December 31, 2001, working capital was provided by management aggregating $767,797; sales of shares of our 264,167 shares of common stock aggregating $586,261 and a capital contribution of $65,000.
Management believes that it will be able to fund the Company through the continuation of the Company's reorganization process until the Company's marketing strategy of increasing revenues from the sale of prepaid telephone calling cards, long distance telephone and prepaid internet access cards, air conditioners. We also expect the experience an increase in revenues from the sales of our new products consisting of motor scooters and cellular telephones.

Known trends, events or uncertainties that could be reasonably likely to have a material adverse effect on the businesses of the Company and may thereby materially impact the Company's short-term or long-term liquidity and/or net sales, revenues or income from continuing operations are expected to be the necessity for the Company to obtain additional financing arrangements and, in certain cases governmental approvals to commence distribution of these products and services and the continuation and availability of inventory from present and future vendors at prices that will permit the Company to operate at and improved gross profit levels.

Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB. Additional risks and uncertainties not presently known to ICT Technologies or those deemed immaterial may also impair the Company's business, financial condition, and operating results.

1. ICT Technologies Has A Limited Operating History With Which To Judge Its Performance

ICT Technologies is in an early stage of its proposed development. The Company has no operating history on which to base an evaluation of its business and prospects. Its prospects must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks and uncertainties the Company must, among other things, implement and execute its business strategy successfully, respond to competitive developments, and attract, integrate, retain, and motivate qualified personnel. There can be no assurance that ICT Technologies will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on ICT Technologies' business, results of operations, and financial condition. ICT Technologies (prior to the 2002 Transaction), its senior executives, and the Eurogroup of Companies have attempted to engage in various businesses in the past, but they have not been successful in seeing any of those enterprises to a state of profitability.

2.   ICT Technologies Has A History of Losses, Which May Continue

The Company incurred net losses from operations of $1,132,369 for the fiscal year ended December 31, 2002. ICT Technologies is a holding company for various distribution subsidiaries. Historically, distribution companies have produced small margins. There can be no assurance that ICT Technologies can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than the Company anticipates, or if operating expenses exceed ICT Technologies' expectations or cannot be adjusted accordingly, ICT Technologies will continue to incur losses.

3. ICT Technologies Requires Additional Capital, Which May Not Be Available, To Conduct Its Operations

ICT Technologies will require substantial additional funding to conduct its product development, marketing and manufacturing activities. The Company may seek to raise further funds through additional debt or equity financings. ICT Technologies has not made arrangements to obtain additional financing and there can be no assurance that the Company will be able to obtain adequate additional financing, in the future, on acceptable terms, or that any such additional financing would not result in significant dilution of stockholders' interests. If additional financing is not otherwise available, ICT Technologies will be required to modify its business development plans or reduce, or cease certain, or all, of its operations.

The Company's revenues may not continue to grow or even remain at their current level. ICT Technologies will need to increase its revenues significantly to become profitable. If ICT Technologies' revenues do not increase as much as it expects or if ICT Technologies' expenses increase at a greater pace than revenues, the Company may not achieve profitability. Otherwise, if ICT Technologies becomes profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. ICT Technologies expects to incur additional costs and expenses in 2003 related to:

        -       Marketing and advertising related to brand development;

        - Development and improvement of additional products and services;

        -       The hiring of additional personnel; and

        - Evaluating and completing potential acquisitions of other businesses

4. ICT Technologies Relies On Third Party Relationships For Its Operations and Termination Of These Relationships May Have An Materially Adverse Impact On Operations

ICT Technologies' success depends, in part, on its ability to maintain its relationships with manufacturers and distributors of its products. If the Company loses its relationships or if these parties are unable to provide these services, it would cause a disruption of the Company's business. Some of the contracts under which ICT Technologies has obtained distribution rights are subject to termination on short notice, which may make its revenues less predictable than might otherwise be the case. There can be no assurance that suitable replacements for these contracts could be established, and the loss of any such relationship could interfere with ICT Technologies' business.
Additionally, there can be no assurance that any relationship between ICT Technologies and any third party will continue to be beneficial to the Company. There can also be no guarantee that third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company, or that such third party products will not contain defects or errors. ICT Technologies may experience lost revenues due to a third party's delay in correcting defects in their products or delay in delivering an adequate supply of their products. A resulting loss of market share could also ensue.

The Company's distribution agreements generally include requirements that ICT Technologies order minimum quantities of products. These minimum quantities are substantial, and ICT Technologies does not currently have the financial resources to satisfy the minimum ordering requirements to which ICT Technologies is subject. Moreover, ICT Technologies' distribution agreements generally do not establish any price at which the goods to be supplied thereunder are to be purchased, and the Company must negotiate prices for each shipment of goods it orders. There is no guarantee that an attractive price negotiated with respect to one shipment will be offered on any subsequent shipment. ICT Technologies' limited financial resources and the price risk inherent in its distribution agreements may prevent it from meeting minimum ordering obligations. If that were to occur, the Company could lose any exclusivity it enjoys under those agreements and could also be subject to claims for contract damages.

5. ICT Technologies Has A Tangible Net Worth Deficit And A Going-Concern Qualification In Its Financial Statement Report, Either Or Both Of Which May Make Capital Raising More Difficult And May Require ICT Technologies To Scale Back Or Cease Operations

The Company has a tangible net worth deficit and a going-concern qualification in its financial statement report, either or both of which may make raising capital more difficult, and may require it to scale back or cease operations. This deficit indicates that ICT Technologies will be unable to meet its future obligations unless additional funding sources are obtained. To date, ICT Technologies has been able to obtain funding and meet its obligations in a timely manner solely as a result of the contribution of funds by its principal stockholder on an as-needed basis. There is no obligation for the principal stockholder to make any such contribution of funds and there can be no assurance that any funds will be available from such principal stockholder in the future. If in the future the Company is unsuccessful in attracting new sources of funding, then it will be unable to continue its business. There is no guarantee that the Company will be able to attract additional necessary equity and/or debt investors. If ICT Technologies is unable to obtain additional funding, it may not be able to continue operations.

The markets in which the Company operates are highly competitive and ICT Technologies' failure to compete effectively could adversely affect it.

ICT Technologies competes with a number of competitors in each of its product lines and is an insignificant participant in each product line. There are a number of established companies within these product lines, virtually all of which are larger and better capitalized and/or have greater personnel resources, and technical expertise than ICT Technologies does. In view of the Company's limited financial and personnel resources, the Company may be at a disadvantage in comparison to its competitors. Nevertheless, no single competitor dominates the market for any of ICT Technologies' products.

Many of the Company's competitors are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater brand recognition, and larger customer bases than ICT Technologies does. Hence, competition from existing or new competitors could reduce ICT Technologies' revenues from the sale of its products and services.

ICT Technologies faces an inherent risk of exposure to product liability claims in the event that the failure of its products results, or is alleged to result, in bodily injury or property damage. There can be no assurance that the Company will not experience any material product liability losses in the future or that it will not incur significant costs to defend such claims.

The failure to manage ICT Technologies' growth in operations and hire additional qualified employees could have a material adverse effect on its business.

The expected growth of ICT Technologies' operations places a significant strain on its current management resources. To manage this expected growth, ICT Technologies will need to improve its:

        -       Transaction processing methods;

        -       Operations and financial systems; and

        -       Training and management of employees

ICT Technologies' failure to attract and retain the necessary personnel or to effectively manage its employee and operations growth could have a material adverse effect on its business, financial condition, and operating results.

6. ICT Technologies's Directors, Executive Officers, And Their Affiliates Beneficially Own Approximately 89.9% Of ICT Technologies' Stock

Mr. Vasilios Koutsobinas and Mr. Joshua Shainberg are parties to a voting agreement pursuant to which they all agree to vote their shares as directed by Mr. Koutsobinas and further agree not to dispose of more than 2,000,000 shares of Common Stock each in any calendar year. The voting agreement expires on June 30, 2007. The parties to the aforementioned voting agreement, in the aggregate, presently own approximately 89.4% of the Common Stock. As a result, Mr. Koutsobinas will have the ability to control all matters submitted to stockholders of ICT Technologies for approval and to control the management and affairs of ICT Technologies. Such concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of ICT Technologies, impede a merger, consolidation, takeover, or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of ICT Technologies.

The market price for the Company's Common Stock may be volatile, which could cause stockholders to lose substantial portions of their investment.

Historically, the market prices of the Company's Common Stock has been volatile. The Company cannot assure stockholders that these trading prices will not continue to be volatile or that valuations will be sustained. Broad market and industry factors may materially and adversely affect the market price of ICT Technologies' Common Stock, regardless of its operating performance.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If ICT Technologies fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board. As a result, the market liquidity for ICT Technologies' securities could be severely adversely affected by limiting the ability of broker-dealers to sell ICT Technologies' securities and the ability of stockholders to sell their securities in the secondary market.

7. The Loss of Key Personnel Could Adversely Affect ICT Technologies' Business

ICT Technologies believes that the Company's success will depend on the continued services of its senior management team, especially Mr. Vasilios Koutsobinas. ICT Technologies does not carry key person life insurance on the lives of any members of its senior management team. The loss of the services of any of the Company's senior management team or other key employees could adversely affect its business, financial condition and operating results.

8.   Potential Adverse Effect Of Shares Eligible For Future Sale

The Company has outstanding approximately 92,043,492 shares of Common Stock. Approximately 84,538,047 such shares are subject to an agreement restricting their resale prior to December 2007, but that agreement permits the sale by the parties thereto of an aggregate of 4 million shares per calendar year. No prediction can be made as to the effect, if any, that the availability of such shares for sale will have on the market prices that may be traded on the OTC Electronic Bulletin Board or any securities exchange or inter-dealer quotation system on which the Common Stock may be listed. The possibility that substantial amounts of the Company's Common Stock may be sold in the public market may adversely effect the prevailing market prices for ICT Technologies' Common Stock and could impair its ability to raise capital in the future through the sale of equity securities. Actual sales or the prospect of future sales of shares of ICT Technologies' Common Stock under Rule 144 or otherwise may have a depressive effect upon the price of ICT Technologies' Common Stock and the market therefor.

9. Anti-takeover Effects Of Provisions Of The Certificate Of Incorporation And Delaware Law

ICT Technologies is subject to Section 203 of the DGCL which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with, or controlling, or controlled by such entity or person.

ICT Technologies, Inc.'s Certificate of Incorporation allows it to issue shares of Preferred Stock without any vote or further actions by its stockholders. Its Board of Directors has the authority to fix and determine the relative rights and preferences of Preferred Stock and to issue such Preferred Stock without further stockholder approval. As a result, ICT Technologies, Inc.'s Board of Directors could authorize the issuance of a series of Preferred Stock that would grant to holders the preferred right to its assets upon liquidation, the right to receive dividend payments before dividend payments are distributed to the holders of Common Stock, and the right to the redemption of the shares, together with a premium, prior to the redemption of Common Stock. In addition, the Board of Directors, without further stockholder approval, could issue large blocks of Preferred Stock.

The foregoing provisions could have the effect of discouraging others from making tender offers for the Company's shares and, as a consequence, they also may inhibit fluctuations in the market price of ICT Technologies' shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in the management of the Company.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item begin at Page F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 7, 2003, ICT Technologies dismissed its prior certifying accountant, Edward R. Engels, who had been retained by ICT Technologies effective July 22, 2002. During the period of his retention, Mr. Engels did not report the result of any audit of the financial statements of ICT Technologies but did report on his review of such financial statements for ICT Technologies' second and third fiscal quarters of its 2002 fiscal year. Mr. Engels' review reports confirmed that he was not aware of any material modifications that should be made to ICT Technologies' interim financial statements for such quarters for them to be in conformity with generally accepted accounting principles. Such reports contained an explanatory paragraph concerning the ability of ICT Technologies to continue as a going concern. The decision to dismiss Mr. Engels was approved by the audit committee of ICT Technologies' Board of Directors.

During Mr. Engels' field work relating to the audit of the financial statements of ICT Technologies for fiscal year 2002, Mr. Engels' opinion related to the application of accounting principles relating to revenue recognition in ICT Technologies' prepaid phone calling card business differed from that of ICT Technologies. This difference of opinion was not the basis for Mr. Engels' dismissal by ICT Technologies, and ICT Technologies had agreed to adopt the accounting methodology proposed by Mr. Engels prior to his dismissal. The audit committee has not discussed this difference of opinion with Mr. Engels but has been apprised of such matter by management. ICT Technologies intends to report all of its revenue and other financial statement items in accordance with United States generally accepted accounting principles.

Prior to his dismissal, Mr. Engels had advised ICT Technologies' audit committee that a substantive audit was required in light of weaknesses in ICT Technologies' system of internal controls, the most significant of which was the absence of adequate internal accounting staff.

Except as aforesaid, ICT Technologies and Mr. Engels did not have any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mr. Engels, would have caused him to make a reference to the subject matter of the disagreements in connection with his reports. Except as aforesaid, there were no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K during the time Mr. Engels was retained by ICT Technologies.

Effective April 18, 2003, ICT Technologies engaged Drakeford and Drakeford as its principal accountant. The decision to retain Drakeford and Drakeford was approved by the audit committee of ICT Technologies' Board of Directors. Prior to retaining Drakeford and Drakeford, ICT Technologies consulted the successor accountants on a variety of matters, in anticipation of their possible retention, in order to facilitate the filing of ICT Technologies' annual report on Form 10-KSB at the earliest practical date. The views of Drakeford and Drakeford on the application of accounting policies during such consultations were not material to ICT Technologies' decision to retain the successor accountant.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

Name                            Age                        Position

Vasilios Koutsobinas            49                     Chairman, Chief Executive
Officer
Joshua Shainberg                46                     President, Director

Andrew Eracleous                74                     Chief Financial Officer,
Director

Steve Tsavaris                  53                      Director

Esmeraldo Diaz                  39                      Director

Vikentios, Bishop of Apameia    49                      Director

Paul I. Kotrotsios              47                      Director


Vasilios Koutsobinas has served as the Chairman and Chief Executive Officer of ICT Technologies, Inc. since May 2002. Prior to joining ICT Technologies (and simultaneously with his service to ICT Technologies), Mr. Koutsobinas had served as chief executive officer of the Eurogroup of Companies, which included several subsidiaries contributed to ICT Technologies in the 2002 Transaction as well as EurophoneUSA, since March 17, 2000.

Joshua Shainberg has been the President and a Director of ICT Technologies, Inc. since February 1997.

Andrew Eracleous has served as the Chief Financial Officer of ICT Technologies, Inc. since November 2002. Mr. Eracleous serves on a part-time basis. For the past 50 years, Mr. Eracleous has been an accountant in private practice.

Steve Tsavaris has served as a Director of ICT Technologies, Inc. since October 2002 and as a member of its audit committee since February 2003. Mr. Tsavaris is the President of Ponce de Leon Bank, a position he has held since 1990.

Esmeraldo Diaz has served as a Director of ICT Technologies since October 2002 and as a member of its audit committee since February 2003. Mr. Diaz is the Vice President of the Loan Department of Ponce de Leon Bank, a position he has held since 1998.

His Grace Bishop Vikentios of Apameia has served as a Director of ICT Technologies since February 2003. His Grace was elected as Bishop of Apameia in April 1998.

Paul I. Kotrotsios has served as a Director of ICT Technologies, Inc. since February 2003. Mr. Kotrotsios is the founder of Hellenic News of America, an independent monthly bilingual Greek-American publication, and has been the publisher of that publication since August 31, 1987.

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

Compliance with Section 16(a) of the Exchange Act.

To our knowledge, no officers, directors or beneficial owners of more than ten percent of any class of our company's equity securities registered pursuant to
Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to our company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the three years ended December 31, 2002, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during 2002 and each other executive officer whose total annual salary, bonus and other annual compensation exceeded $100,000 in 2002 (the "Named Executive Officers").

                                SUMMARY COMPENSATION TABLE



                                                       Other Annual    All Other
Name and Principal Position Year     Salary   Bonus   Compensation  Compensation
Vasilios Koutsobinas          2002  $81,096   -0-       $4,666           $11,832
Joshua Shainberg n1/          2002     $-0-   -0-       -0-                -0-
                              2001     $-0-   -0-       -0-                -0-
                              2000     $-0-   -0-       -0-                -0-
Andrew Eracleous              2002  $31,000  - 0 -      -0 -               -0-

n1/ The  Board of  Directors  has not yet  made a  determination  regarding  Mr.
Shainberg's   compensation   package.   It  is   anticipated   that  after  such
determination is made, a retroactive adjustment for 2002 may be made.

ICT Technologies does not maintain a stock option program, has granted no restricted stock awards and maintains no long-term incentive programs. None of the named Executive Officers has a written employment contract with ICT Technologies.

Director Compensation

Each non-management director of ICT Technologies, Inc. is paid $24,000 per year for his services as a director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 31, 2002, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company as a group.


                                 Amount and Nature of
                                                          Beneficial Ownership
(1)
                                                          Number of Percent of
Name and Address of Beneficial Owner                    Shares Class

Vasilios Koutsobinas                    77,481,675          84.2%
Joshua Shainberg                         4,866,270           5.3%
Andrew Eracleous                           435,000            -
Steve Tsavaris                                   0            -
Esmeraldo Diaz                                   0            -
Vikentios, Bishop of Apameia                     0            -
Paul I. Kotrotsios                               0            -
All executive officers and directors as a group
(3) persons                             82,782,945          89.9%


(1) Beneficial ownership has been determined pursuant to Rule 13-d under the Exchange Act.

ICT Technologies does not maintain any equity incentive compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the closing of the 2002 Transaction, the working capital requirements of ICT Technologies have been satisfied almost entirely through loans from Mr. Vasilios Koutsobinas, the chief executive officer and principal stockholder of ICT Technologies, Inc. These loans, which are payable [on demand] and bear interest at 4.25% per annum, totaled $1,165,362 at December 31, 2002.

During 2002, ICT Technologies completed sales of prepaid phone calling cards and PIN's for an aggregate price of $541,140 to Antiko Travel. Mrs. Konstando Koutsobinas is the owner of Antiko Travel and Mr. Anastasios Koutsobinas is the General Manager of Antiko Travel. The aforementioned individuals are the daughter and son, respectively, of Mr. Vasilios Koutsobinas.

During 2002, the Company paid $36,652 in premiums relating to a general commercial liability policy pursuant to a policy purchased through Surrey Agency. Surrey Agency is owned by Andrew Eracleous, the chief financial officer of ICT Technologies, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b) No reports or Form 8-K were filed during the fourth quarter ended December 31, 2002.

(c) A report of Form 8-K was filed on May 13, 2003. The purpose of the Form 8-K was to report changes in control of registrant, the acquisition or disposition of assets, and the change in registrant's Certifying Accountant.

ITEM 14. CONTROLS AND PROCEDURES

Mr. Vasilios Koutsobinas, ICT Technologies' Chief Executive Officer, and Andrew Eracleous, ICT Technologies' Chief Financial Officer, have evaluated the effectiveness of ICT Technologies' disclosure controls and procedures as of a date within 90 days before the filing date of this annual report. In designing and evaluating the disclosure controls and procedures, Messrs. Koutsobinas and Eracleous recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and they necessarily were required to exercise their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation, Messrs. Koutsobinas and Eracleous concluded that ICT Technologies presently has in place controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by ICT Technologies in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in ICT Technologies' internal controls or in other factors that could significantly affect these controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, ICT Technologies has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ICT TECHNOLOGIES, INC.


May 1, 2003             /s/Vasilios Koutsobinas
                           Vasilios Koutsobinas
                           Chief Executive Officer
                          (Principal Executive Officer)

May 1, 2003             /s/Andrew Eracleous
                           Andrew Eracleous
                           Chief Financial Officer
                          (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ICT Technologies and in the capacities and on the dates indicated.

May 1, 2003             /s/Joshua Shainberg
                           Joshua Shainberg
                           Director





CERTIFICATIONS

I, Vasilios Koutsobinas, Chief Executive Officer of ICT Technologies, Inc. certify that:

1. I have reviewed this Annual Report on Form 10-KSB of ICT Technologies, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003


        /s/Vasilios Koutsobinas
        Vasilios Koutsobinas
        Chief Executive Officer



          I, Andrew Eracleous, Chief Financial Officer of ICT Technologies, Inc. certify that:

          1. I have reviewed this Annual Report on Form 10-KSB of ICT Technologies, Inc.;

          2.Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

          3.Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

          4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 1, 2003


        /s/Andrew Eracleous
        Andrew Eracleous
        Chief Financial Officer



ICT TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Report of Independent Certified Public Accountants                       F-[
Consolidated Balance Sheets as of December 31, 2002 and 2001             F-[
Consolidated Statements of Operations for the years
ended December 31, 2002 and 2001                                         F-[
Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2002 and 2001                           F-[
Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2001                                               F-[
Notes to Consolidated Financial Statements                               F-[






F-1


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Shareholders of ICT TECHNOLOGIES, INC.

We have audited the accompanying balance sheet of ICT TECHNOLOGIES, INC. as of December 31, 2002 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2001 and 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation.

We believe that our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICT TECHNOLOGIES, INC. as of December 31, 2002 and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2002 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that ICT TECHNOLOGIES, INC. will continue as a going concern. As more fully described in
Note 1, the company has incurred operating losses since the date of reorganization and requires additional capital to continue operations. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of ICT TECHNOLOGIES, INC. to continue as a going concern.



Drakeford & Drakeford, LLC

April 29, 2003




                             ICT TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

Current assets
  Cash and cash equivalents                                            $267,735
   Accounts receivable                                                  120,745
   Inventory                                                            336,590
   Prepaid expenses                                                       2,797
                                                                  -------------
Current assets                                                          727,867

Property and equipment-net                                               49,761

Other assets
  Security deposit                                                        5,000
  Goodwill                                                              287,549
                                                                     ----------
Total other assets                                                      292,549

Total assets                                                          1,070,177
                                                                       =======

                       Liabilities and Stockholders Equity

Current liabilities
   Accounts payable and accrued expenses                               $121,475
   Officer loans payable                                              1,216,417
                                                                   ------------
Total current liabilities                                             1,337,892
                                                                  -------------
Stockholders equity
Preferred stock authorized 10,000,000 shares $0.001 par value each
At December 31, 2002 there are -0- shares outstanding
Common stock authorized 200,000,000 shares $.001 par value each,
At December 31, 2002, there are 92,043,492 shares outstanding            92,043
Common stock subscribed                                                 112,100
Additional paid in capital                                            1,917,944
Retained earnings                                                    (2,389,802)
                                                                  -------------
Total stockholders equity                                              (267,715)
                                                                    -----------
Total liabilities and stockholders equity                            $1,070,177
                                                                      ========

See notes to accompanying financial statements





                              ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 2002

                                                    December 31,    December 31,
                                                           2002             2001
Revenue
  Durable goods                                      $106,000           $15,215
    Long Distance telephone                            14,745
  Prepaid telephone cards                             261,377
                                                     ---------           -------
Total revenues                                        382,122            15,215

Cost of goods sold
  Telephone cards                                     153,328
  Air conditioners                                     73,000
  Art work                                                               11,410
                                                    ----------           -------
Total cost of goods sold                               226,328           11,410

Gross profit                                           155,794            3,805

Operating expenses
  Selling, general and administrative                1,116,256           55,431
  Non-cash compensation-issuance of stock              154,107
  Depreciation                                          17,800
                                                     ------------       --------
Total operating expenses                             1,288,163            55,431

Income (loss) from operations                       (1,132,369)         (51,626)
Other income
  Interest income                                          121
                                                         ------
Total other income                                         121

Net income (loss)                                   $(1,132,248)       $(51,626)

                                                        =======          =======
Net income (loss) per share -basic                      $(0.02)         $(0.01)
Number of shares outstanding-basic                   63,967,139       7,686,025
                                                     ==========      ===========

See accompanying notes to financial statements



                            ICT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the year ended      For the year ended
                                      December 31,2001         December 31, 2002

OPERATING ACTIVITIES
 Net (loss)                                    $(51,626)            $(1,132,248)
 Adjustments for noncash and nonoperating items:
 Depreciation                                      -0-                   17,800
 Non-cash compensation-
         consulting fees paid                                           154,107
     Changes in operating assets and
     liabilities, net of acquisitions:
     Receivables                                                       (120,745)
     Inventory                                    11,410               (136,737)
     Prepaid expenses                                                    (2,797)
     Accounts payable and
      accrued expenses                            49,178                 72,297
     Officer loan payable                        (67,509)               767,797
                                                   -----                -------

    Cash provided (used) by
      operating activities                       (58,547)              (380,526)

INVESTING ACTIVITIES
    Capital expenditures                                                 (3,000)
                                                                         -------
    Cash used by investing activities                                    (3,000)

FINANCIAL ACTIVITIES
  Proceeds from sale of stock                                            586,261
  Capital contribution                                                    65,000
                                                                         -------

 Cash provided by financing activities                                   651,261
                                                                         -------

NET  (DECREASE) IN CASH                            (58,547)              267,735

CASH BALANCE BEGINNING OF PERIOD                    58,547                  -0-
                                                   -------               -------

    CASH BALANCE END OF PERIOD                       $ -0-              $267,735
                                                    =======             ========


    NON CASH ACTIVITIES:
     Interest                                        $ -0-                $-0-
     Corporate income taxes                          $ -0-                $-0-
     Business acquisition-                           $-0-               $555,124








                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                    Common
                  Common   Common   Stock      Additional   Retained
Date              Stock    Stock    Subscribed Paid Capital Earnings       Total

Balances
January 1, 2002 7,686,025  $7,686             $1,168,110  $(1,257,554) $(81,758)

Issuance of shares
For acquisition of
EurophoneUSA, Inc.
And Europhone, Inc.78,000,000 78,000                                      78,000

Capital contribution                              65,000                  65,000
Issuance of shares
As consulting fees 6,093,300   6,093             148,014                 154,107

Sale of shares through
Private placement    264,167     264             536,820                 537,084

Common stock
Subscribed                            $112,100                           112,100

Net loss                                                  (1,132,248)(1,132,248)
               ----------   ---------  -------  -------   ----------

Balances
December
31, 2002       92,043,492    92,043   $112,100 $1,917,944  $(2,389,802)(267,715)








                             ICT TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND CONTINUING OPERATIONS

Nature of Business and Basis of Presentation

ICT Technologies, inc. (the Company), located in Elmsford, New York. The Company is a distributor for products and services in the telecommunications and consumer durables sectors. The Company has completed shipments of prepaid telephone calling cards (variable rate) and sample shipments of air conditioning units to retail channels in the United States and Greece, generating its first revenues in each of these areas, while continuing the long-distance service and prepaid calling phone card business acquired from its predecessor. The Company has also established distribution relationships for prepaid telephone calling cards (flat rate), mobile telephones, Internet (ISP) service, prepaid internet service and motorcycles. The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China (PRC).

The Company expects to begin generating revenues in all of these additional product and service areas during of 2003. As of December 31, 2002, sales in these areas have not yet commenced.

On May 9, 2002, the Company consummated an acquisition with , EurophoneUSA, Inc and Europhone, Inc. (Europhone USA) a New York corporation. The Company issued an aggregate of 78,000,000 common shares of the Company in exchange for all of the capital stock of Europhone USA. The transaction has been accounted using the purchase method of accounting, and the purchase price of the transaction is based on the fair market value of the Company's common stock issued. The purchase price will be allocated to the Company's assets acquired and liabilities assumed by the Company based on their relative fair market values at the acquisition date for as the issuance of shares of common stock.


Continuing Operations

During the period required to develop the subscriber base, expand its service coverage area and develop additional prepaid products, the Company has required and will continue to require additional operating funds. The Company has suffered net losses and negative operating cash flows since inception. For the year ended December 31, 2002, the Company had net losses from operations of
1,132,369, and negative operating cash flows of $380,526. The Company is in a negative working capital position at December 31, 2002 and substantially all of its accounts receivable have extended terms extending to June 30, 2003. The Company must fund the purchase of initial inventory pursuant to various contractual relationships with suppliers in the Peoples Republic of China
(PRC). Funding for its operations has been provided primarily by officer loans and through the issuance of common stock. For the period from January 1, 2002 through December 31, 2002, management has provided additional funding to the Company totaling $1,216,417 in the form of officer loans. The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone and prepaid internet services and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain. While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Management's plans for future operations consist of developing its market share for prepaid telephone card services and other complementary prepaid services through product awareness promotional campaigns and development of key distributor relationships for its products and services. The Company does not maintain retail outlets for its products. Rather, it sells its products and services through distributors who, in turn, resell the Company's products and services to subscribers through a variety of distribution channels, including convenience-type retail stores and, to a lesser extent, other distribution channels.

In order to provide reliable service to its subscribers, the Company must continue to develop and maintain favorable relationships with telephone carriers from which it purchases airtime. The Company currently maintains contracts with two major carrier, which expire periodically through 2007. There are no assurances that management will be successful in its marketing plans or that favorable contracts will be negotiated with the major telephone carriers upon expiration of the existing contracts. Additionally, the Company must continue to update its products and services to meet current technology standards.

2. ACQUISITION AND PURCHASE PRICE ALLOCATION

The Company issued an aggregate of 78,000,000 common shares of the Company in exchange for all of the capital stock of Europhone USA. At the time of the Acquisition, 100 % of the outstanding shares of Europhone USA was owned by Mr. Koutsobinas. Of the remaining 7,686,025 shares of the Companys common stock, 4,866,270 shares are owned by one shareholder and the remaining 2,819,755 shares are in the hands of minority shareholders. The purchase price for accounting purposes is based on the purchase price agreed to by the Company at the time of the acquisition. Following the transaction, the one shareholder of Europhone USA, held approximately 94.5 % of the Company. As such, the controlling shareholder of Europhone, controlled the Company following the Acquisition.

Under this accounting treatment, the assets acquired and liabilities assumed of Europhone have been recorded at their estimated fair values as of the date of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

The following shows the allocation of the purchase price to the assets of the Company.
        Assets acquired at fair value                     $    226,414
        Liabilities assumed at fair value                    ( 435,963)
        Goodwill                                                287,549
                                                         ---------------
            Purchase price                                     $ 78,000
                                                                =======


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Europhone USA, Inc., Europhone, Inc. EurophoneUSA, LLC, Eurospeed, Inc. and Eurokool, Inc. All significant intercompany transactions have been eliminated in consolidation.

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is concentrated with two customers. One customer accounted for more than 10% of consolidated revenues in Fiscal 2002 for prepaid telephone calling cards. This concentration of revenues increases our risk associated with nonpayment by these customers.

The Company is subject to risks associated with its international operations, including changes in exchange rates, difficulty in trade accounts receivable collection and longer payment cycles. Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.

In December, 2002 the Company shipped an aggregate of $1,289,340 in Prepaid Phone Cards to three distributors of prepaid phone cards on a consignment basis. The invoices become due upon the first use of the telephone cards by the subscribers. One of the customers is a business controlled by the Daughter of Mr. Vasilios Koutsobinas, Chairman of the Board of the Company.

The Company also receives extended dating of accounts payable due manufacturers of air conditioners from the PRC.

The Company does not extend credit to retail purchasers of the Company's products and services.

Revenue Recognition

As of December 31, 2002, the Company's products consist of prepaid phone cards and air conditioning equipment. Service revenue is generated primarily from the sale of prepaid phone cards. The Company sells its products primarily through distributors. Such distribution agreements do not normally grant the distributor the right to return unsold products. To the extent distributors are granted return rights for unsold equipment and prepaid phone cards, sales transactions to the distributors are accounted for as deferred revenue until products are sold by the distributor.

Communications services are recognized as revenue when services are provided. Revenue on sales of prepaid calling cards is deferred upon activation of the cards and recognized as the card balances are decremented based on minute usage and service charges. Unused balances are recognized as revenue upon expiration of the calling cards, which is generally the later of six months from the date of first use and twelve months from activation .

Revenue from the sale of durable goods is recognized when products are shipped or services are rendered.

Inventories

Inventories include prepaid phone cards, air conditioners and cellular telephones and are valued the cost to at the lower of average cost or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Prepaid phone cards are held as inactive status and are activated upon proof of delivery to the distributor.

Sources of Supply

The Company purchases air conditioners through two primary suppliers located in the PRC with agreements contracted through our subsidiary, Europnone, Inc.. Although the Company believes that other suppliers ultimately could provide similar products on similar terms, a disruption in the supply from the Company's existing vendors could adversely affect the ability of the Company to meet its customers' requirements.

The Company sells prepaid telephone calling and prepaid internet cards in two primary countries, the United States and Greece through a relationship with one primary carrier providing access, billing and egress. Should the Company not be able to renew its reseller carrier arrangement with its existing carrier network, it would need to seek service from an other carrier in the market. While management believes that a similar service could be obtained from the other carriers in each market it serves, a disruption in the Company's contracts could affect the ability of the Company to meet its customers' requirements.

The Company currently resells long distance telephone service and dial up internet services through a relationship with one primary provider which has relationships with three primary carriers providing coverage and access to approximately 97% of the United States and mainstream networks . Should the Company not be able to renew its reseller carrier arrangements with its existing carrier network, it would need to seek service from an other carrier in the market or accelerate migration to a digital product. While management believes that cellular service could be obtained from the other analog cellular carrier in each market it serves, a disruption in the Company's cellular contracts could affect the ability of the Company to meet its customers' requirements.

Property and Equipment

Property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized. Property and equipment consists of the following at December 31, 2002:

       Furniture and fixtures                        $13,283
       Leasehold improvements                         54,278
                                                  -----------

       Less - Accumulated depreciation
         and amortization                            (17,800)
                                                  -----------
                                                      $49,761
                                                      ======
Depreciation expense was $ -0- and $17,800 for the years ended December 31, 2001 and 2002, respectively.

Impairment of Long-lived Assets

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. (SFAS 121), establishes accounting standards for the impairment of long-lived assets. The Company reviews its long- lived assets, including property and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced. There were no significant impairment losses recorded in 2002.

Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all the cash balances and highly liquid investments with an original maturity of three months or less.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases. The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the income statement in the period of the income tax rate change. Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount expected to be realized in future years.

Earnings per Share

In accordance with the provisions of SFAS No. 128, "Earnings Per Share," basic earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding.

Product Warranty

All air conditioner sales are covered by a one-year manufacturer's warranty covering product defects. The Company generally provides a one-year warranty on operation of the handset due to software defects. To date, the costs incurred under this program have been minimal.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for years ended December 31, 2001 and 2002, were approximately $ -0- and $28,508.

Fair Value of Financial Instruments

The values the Company presents for financial assets and liabilities as of December 31, 2002 (including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses) approximate the fair market value of these assets and liabilities due to their short maturity. The fair value of notes payable approximates carrying value at December 31, 2002.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations (SFAS 143). SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company is required to adopt SFAS 143 on August 1, 2002 and expects that the provisions will not have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASBs goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. IDT is required to adopt SFAS 145, effective for Fiscal 2003. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30, will be reclassified to conform with the provisions of SFAS 145. The Company does not expect the adoption of SFAS 145 will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires Companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 replaces EITF 94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

Litigation

The Company is subject to litigation in the ordinary course of its business. Management believes that any potential liability thereto is not material to the Company's financial position and results of operations.

4. STOCKHOLDERS' EQUITY

Common Stock

The following common stock transactions occurred in fiscal year 2002:

On May 9, 2002, the Company issued 10,000,000 shares of common stock to Europhone USA, Inc. and 68,000,000 shares of common stock to Mr. Vasilious Koutsobinas for all of the business and certain assets Europhone USA, Inc. and Europhone, Inc.. These companies are controlled by Mr. Koutsobinas. The value of the transaction included $226,414 in assets less $435,963 in liabilities assumed liabilities and an exchange or 78,000,000 shares of common stock valued at $0.001 per share. The Company recognized good will of $287,549.

Other than the Merger, the following common stock transactions occurred in fiscal year 2002:

The company issued an aggregate of 93,300 shares as follows: 53,675 shares of common stock to Mr. Andrew Eracleous, Chief Financial Officer for the Company, for accounting services valued at $67,094 or $1.25 per share; and 28,100 shares valued at $2.00 per share or $56,200 as follows: 5,000 shares to Mr. William Greenwald for consulting services; 100 shares to Mr. Valentin Pazlovici; and all for consulting services and 23,000 shares to Mr. Jerry Tsandiotis for construction work. The Company also issued an aggregate of 1,525 shares of common stock valued at $3,812 or $2.50 per share as follows: 1,215 shares to Mr. George Pearras 310 shares to Mr. Giorgos Samaras in consideration for consulting services.

In June, 2002, Mr. Vasilios Koutsobinas contributed $65,000 to the Company as a contribution to capital.

For the period from May 9, 2002 to August 31, 2002, the Company sold an aggregate of 50,000 shares of common stock for an aggregate consideration of $62,500 or $1.25 per share.

The Company also sold an aggregate of 154,167 shares for $354,584 or $2.30 per share and 60,000 shares for an aggregate consideration of $120,000 or $2.00 per share.

On May 9, 2002, the Company entered into a consulting agreement with Mr. Nick Kontonicolas and C-Trade, Inc. (C-Trade). Company issued 6,000,000 shares of common stock into escrow in consideration for C-Trades services to find new acquisitions and business development. As of December 31, 2002, the escrowed shares were being held by the company pending completion of the agreement. Subsequent to the date of the financial statements these shares were returned to the Stock Transfer Agent for cancellation. Pursuant to the terms of the agreements, the Company may be liable for the re-issuance of these shares. The Company is reserving 6,000,000 shares of common stock pending the completion of the agreement. If the Company is required to re-issue these shares of common stock upon settlement of this dispute, a charge to operations of approximately $6,000,000 would be incurred.

5. LEASES

The Company leases approximately 2,700 feet of office space at from an unrelated party at 33 West Main Street, Elmsford, New York. The lease is in the name of Erophone USA, Inc. and is for a period extending to January 31, 2006 at an annual rent of $51,471 and a security deposit of $9,594. Future commitments for minimum lease rentals under noncancellable leases at December 31, 2002, are as follows:


      2003                 $86,400
      2004                 $88,992
      2005                 $91,662
      2006                 $119,160

Rent expense  including common area charges under operating leases was $ -0- and
$98,987  for  the  years  ended  December  31,  2001  and  2002,   respectively.
Obligations under capital leases are not significant.

6. INCOME TAXES

A deferred income tax asset is established for the complete amount of income tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards. In addition, a deferred income tax asset or liability is established for the complete amount of income tax benefits or liabilities from the effect of temporary differences. The components of the net deferred income tax assets as of December 31, 2001, were as follows:

Deferred income tax assets:
    Net operating loss carryforwards                     $ 1,916,944
    Valuation allowance                                  ( 1,916,944)
                                                            -------
Net deferred income tax assets                           $     0
                                                             =======

At December 31, 2002, the Company has federal and state income tax loss carryforwards of approximately $1,916,944 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $1,916,944 at December 31, 2002, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized. The valuation allowance changed by $1,132,248 during 2002 primarily due to increased net operating losses (NOLs) which increased the amount of the Company's gross deferred income tax assets.

Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change of control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in-gain" or "built-in-loss" in the Company's assets at the time of the "change in control," which cannot be known at this time.

7. Related Party Transactions

In May, 2002, the Company issued 10,000,000 shares of common stock to Europhone USA, Inc. and 68,000,000 shares of common stock to Mr. Vasilios Koutsobinas for all of the business and certain assets Europhone USA, Inc. and Europhone, Inc.. These companies are controlled by Mr. Koutsobinas.

In December, 2002 the Company shipped an aggregate of $1,300,000 in prepaid telephone cards to three distributors of prepaid phone cards on an essentially consignment basis. The invoices become due upon the first use of the telephone cards by the subscribers. One of the customers is the daughter of Mr. Vasilios Koutsobinas, Chairman of the Board of the Company.

The Company is obligated to repay moneys advanced by officers of the company aggregating $1,216,417 payable without interest on demand as follows: $1,165,362 from Mr. Vasilios Koutsobinas and $51,055 from Mr. Joshua Shainberg.

8.  Supply Agreements

The Company, through its subsidiaries has entered into various marketing agreements for the purchase of air conditioners, cellular telephones and motor scooters with various companies in the PRC. The terms of the agreements grant rights to market these products in the North American Continent and certain European countries. The terms of these agreements run essentially to March 31, 2007 and have minimum order requirements with agreed increases on an annual basis. As of December 31, 2002, the Company has not met the minimum order requirements under these agreements because of delays in obtaining approvals by various agencies in the United States. The Company through its subsidiaries has acquired the right to use such trade names as EuroSpeed and EuroKool.

10.Business Segment Information

The Company has identified two reportable business segments: Air conditioners, prepaid telephone calling cards and long distance telecommunications services. The retail telecommunications services business segment includes domestic and international prepaid and rechargeable calling cards and consumer long distance services to individuals and businesses.

The Company evaluates the performance of its business segments based primarily on operating income (loss) after depreciation, amortization and impairment charges, but prior to interest income (expense), other income (expense), income taxes, extraordinary items and cumulative effect of accounting changes. All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and investment-related costs, which are not allocated to the business segments. Operating results and other financial data presented for the principal business segments of the Company for the year ended December 31, 2002.

Durable goods                                        $106,000
    Long Distance telephone                            14,745
  Prepaid telephone cards                             261,377
                                                     ---------
      Total revenues                                  382,122



Revenue from customers located outside of the United States represented approximately 63.6%, of total revenues for the year ended December 31, 2002, with 36.4% representing sales from Greece.

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                FOR THE YEARS ENDING DECEMBER 31, 2001 and 2002

The following discussion relates to the results of our operations to date, and our financial condition:

This prospectus contains forward-looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as, assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statements.

Business Activities


The Company was dormant until December 31, 1996 when we entered into the business of selling artwork and antiques. We have experienced minimum revenues from the sale of artwork and on May 29, 2002, we entered into an agreement for the purchase of certain assets and the business of EurophoneUSA, Inc. and Europhone, Inc. (Europhone), both of which were wholly owned by Mr. Vasilios Koutsobinas for an aggregate of 78,000,000 shares of our common stock.

We issued an aggregate of 78,000,000 common shares in exchange for all of the capital stock of Europhone USA. At the time of the Acquisition, 100 % of the outstanding shares of Europhone USA was owned by Mr. Koutsobinas. The purchase price for accounting purposes is based on the purchase price agreed to by the Company at the time of the acquisition. Following the transaction, the one shareholder of Europhone USA, held approximately 94.5 % of the Company. As such, the controlling shareholder of Europhone, controlled the Company following the Acquisition.

Under this accounting treatment, the assets acquired and liabilities assumed of Europhone have been recorded at their estimated fair values as of the date of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.

The following shows the allocation of the purchase price to the assets of the Company.

        Assets acquired at fair value                     $  226,414
        Liabilities assumed at fair value                  ( 435,963)
        Goodwill                                             287,549
                                                            ----------
            Purchase price                                  $ 78,000
                                                              =======


We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes, but is not limited to, the sale of prepaid telephone cards, cellular telephones, and long distance telephone service. As of December 31, 2002, we have engaged in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to and collected from long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of December 31, 2002, our customer base (long distance only) is located entirely in the United States.

We market prepaid phone cards, for both residential and corporate uses, that allow users to purchase a designated amount of long distance minutes to make calls from virtually any telephone or country worldwide. Through this product, we earn a gross profit of approximately 36% of the face amount of the phone card. The phone card can be used until air time charges equal the total value of the card, subject to an 18 month expiration period. Revenue for these prepaid phone cards is deferred, recognized upon first usage, and then allocated to revenue. As of December 31, 2002, our prepaid phone cards are being sold both domestically and in Greece. In December, 2002, we shipped an aggregate of $1,289,340 in prepaid phone cards to two distributors in Greece on an essentially consignment basis. The invoices become due upon the first use of the telephone cards by the subscribers. Included in this shipment were $541,140 worth of prepaid phone cards shipped to Antiko Travel, which is wholly owned by the daughter of Mr. Koutsobinas. Revenue from the sale of prepaid phone cards is recognized upon activation by the end-user. Phone card service revenues are recognized as the end-user utilizes the cellular airtime.

In addition to these products which served as the basis of revenue sources for the year ended December 31, 2002, we have also entered into an agreement with Canquest Online covering the period through December 31, 2004 for the distribution of prepaid internet service, in the form of compact disks, through online and point-of-sale activated channels. We intend to begin distribution of this product during 2003.

We have entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. (Ningbo) of the Peoples Republic of China (PRC). Pursuant to this agreement, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions. As of December 31, 2002, we have received samples of the cellular telephones that we plan to sell and have not derived any revenue.

We have also entered into agreements for the  distribution  of air  conditioners
manufactured   by  two  major   suppliers  in  the  PRC:   Guangdong  Chigo  Air
Conditioning,  Co.  Ltd.  (Chigo)  and  Guangdong  Richvast  Company,  Limited
(Richvast).

Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the Chigo and Eurokool brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the Eurokool brand name in countries or regions where sales of Chigo branded products have already taken place. We are obligated to purchase a minimum of 200,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the year ending December 31, 2003. With regard to the Chigo agreement, we must increase our purchases by 50% year over year for the duration of the contract. As of December 31, 2002, we have shipped our first order of 250 air conditioners, aggregating $106,000, to one customer in Greece.

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC (Giantco) for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the Eurospeed brand. We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of December 31, 2002, we have not generated any revenue and have samples of these motorcycles in inventory.

We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating the Company's market plans for telecommunications products, air conditioners and motorcycles, developing sources of supply, developing and testing its marketing strategy, and expanding the management team to further marketing research and development for its Companys products.

These activities were funded through the sale of 264,167 shares of common stock for an aggregate consideration of $537,084 and we have received common stock subscriptions for an additional 112,100 shares of common stock aggregating $130,100. Subsequent to the date of our financial statements, we have received additional subscriptions for an additional 48,000 shares of our common stock aggregating $96,000. We have also funded our operations and growth through officer loans from Mr. Vasilios Koutsobinas and Mr. Joshua Shainberg, aggregating $1,108,140 as of December 31, 2002.

The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or to fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner, and within the budget constraints of management. Also, there can be no assurance that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into market design, implementation, and development, as defined in the Company's operating plan, will significantly reduce the cost of development, preparation, and processing of purchases and orders, enabling the Company to effectively compete in this marketplace.


Results of Operations for the year ended December 31, 2002, as compared to the year ended December 31, 2001.

For the year ended December 31, 2002, the Company generated net sales of $382,122 as compared to $-0- for the year ended December 31, 2001. Revenues consisted of $106,000 in air conditioners, $14,745 in Long distance telephone service and $261,377 in prepaid telephone calling cards. The revenues from the sales of air conditioners were generated from customers in Greece. Of the sales in pre paid calling cards, approximately $228,000 were generated in the continental United States and $33,377 from distributors in Greece. Revenues from long distance telephone service was from domestic retail customers.

The Company's cost of goods sold for the year ended December 31, 2001 was $11,410 representing the cost of the artwork being sold and cost of goods sold for the year ended December 31, 2002 was $226,328.Costs of services for the pre paid telephone calling cards was $153,328 or 58.7% of revenue while costs of goods sold for air conditioners was $73,000 or 68.9%.

Our gross profit for the year ended December 31, 2001 was $3,805 or 25.0% of sales.

Our gross profit for the year ended December 31, 2002 aggregated $155,794 for all categories of revenues. Our gross profit from the sales of air conditioners was $33,000 or 31.1% or revenues. Our gross profit from the revenues generated from the sale of pre paid calling cards and long distance telephone services was $108,049 or 41.3% of revenues.

The Company's selling, general and administrative costs aggregated approximately $55,431 for the year ended December 31, 2001, as compared to $1,116,256 for the year ended December 31, 2002, representing a increase of $1,060,825. The aggregate of $55,431 consists of the following: professional fees of $43,002; officer's salary of $1,600; stock transfer and corporate fees of $6,850; and office expenses of $3,979. The aggregate of $1,116,256 consists of travel and entertainment $33,903; Legal and professional expenses $168,648; consulting fees $198,107 of which $154,107 was non cash compensation through the issuance of shares of common stock; commissions of $48,524;advertising of $28,508; payroll selling, general and admistration of $309,832; insurance of $36,652; rent expense of $98,987; repairs and maintenance of $9,033; telephone expense of $122,245; and office expense of $61,817.

Liquidity and Capital Resources

The Companys cash increased from $-0- at December 31, 2001 to a cash balance of $267,735 at December 31, 2002. Working capital at December 31, 2002 was negative at $610,025. For the year ended December 31, 2001, working capital was provided by management aggregating $767,797; sales of shares of our 264,167 shares of common stock aggregating $586,261 and a capital contribution of $65,000.
Management believes that it will be able to fund the Company through the continuation of the Company's reorganization process until the Company's marketing strategy of increasing revenues from the sale of prepaid telephone calling cards, long distance telephone and prepaid internet access cards, air conditioners. We also expect the experience an increase in revenues from the sales of our new products consisting of motor scooters and cellular telephones.

Known trends, events or uncertainties that could be reasonably likely to have a material adverse effect on the businesses of the Company and may thereby materially impact the Companys short-term or long-term liquidity and/or net sales, revenues or income from continuing operations are expected to be seasonal and the continuation and availability of inventory from present and future vendors at prices that will permit the Company to operate at and improved gross profit levels; Federal Securities regulations that may effect the ability the ability for the Company to complete its marketing strategy and a favorable environment in which the Company will conduct its consulting activities.

Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.




                                    Exhibit
Exhibit
Number          Description of Exhibits



10      Report on Form 8-K filed on May 13, 2003

21      List of Subsidiaries

23      Consent of Drakeford and Drakeford, Certified Public Accountant

99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




                                                                     Exhibit 21

List of Subsidiaries of ICT Technologies, Inc.

Europhone, Inc.
Eurokool, Inc.
Eurospeed, Inc.
EurophoneUSA, Inc.
EurophoneUSA LLC



                                                                   Exhibit 99.1

                           CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vasilios
Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information  contained in the Report fairly presents,  in
          all  material  respects,   the  financial   condition  and  result  of
          operations of the Company.


                                        /s/Vasilios Koutsobinas
                                        Name:  Vasilios Koutsobinas
                                        Title:  Chief Executive Officer

May 1, 2003



                                                                  Exhibit 99.2

                           CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information  contained in the Report fairly presents,  in
          all  material  respects,   the  financial   condition  and  result  of
          operations of the Company.

                                        /s/Andrew Eracleous
                                        Name:  Andrew Eracleous
                                        Title:  Chief Financial Officer

May 1, 2003