Form 10QSB
period 2003-03-31
ICT TECHNOLOGIES INC
filed 2003-05-20
CIK 1005663

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         For the transition period from January 1, 2003 to March 31, 2003

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

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.001, 86,048,992 shares outstanding as of May 19, 2003

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               ICT TECHNOLOGIES, INC.
                                 TABLE OF CONTENTS

Special Note Regarding Forward Looking Information.............................3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).......................................5
        Notes to Financial Statements..........................................8
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................10
Item 3. Controls and Procedures...............................................14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 15
Item 2. Changes in Securities and Use of Proceeds............................ 15
Item 3. Defaults Upon Senior Securities...................................... 15
Item 4. Submission of Matters to a Vote of Security Holders.................. 15
Item 5. Other Information.................................................... 15
Item 6. Exhibits and Reports on Form 8-K..................................... 15

SIGNATURES.................................................................16-18

QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2002 under "Management's Discussion and Analysis".
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

In addition, we do not undertake hereby any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

Descriptions of our suppliers and their operations contained herein are taken in part from corporate web sites and other sources that are believed to be accurate but as to which we cannot guarantee accuracy.

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented non-misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003, and the results of its operations and changes in its financial position from January 1, 2003, through March 31, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10- KSB for the year ended December 31, 2002.

                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet as of March 31, 2003 (Unaudited) and December 31, 2002         F-2


Statement of Operations for the three months ended March 31, 2003
(Unaudited) and 2002                                                         F-3


Statement of Stockholders' Equity for the three months
ended March 31, 2003                                                         F-4


Statement of Cash Flows for the three months ended March 31, 2003
(Unaudited) and 2002                                                         F-5


Notes to Financial Statements                                          F-6 - F-8

                             ICT TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                 March31,         December 31,
                                                  2003                 2002
                                                Unaudited


Current assets

  Cash and cash equivalents                     $    1,500           $267,735
   Accounts receivable                             853,500            120,745
   Inventory                                       288,975            336,590
   Prepaid expenses                                  3,002              2,797
                                                 ---------          ---------
Current assets                                  $1,146,977           $727,867

Property and equipment-net                          45,883             49,761

Other assets
   Security deposit                                  5,000              5,000
   Goodwill                                        287,549            287,549
                                                 ---------          ---------
Total other assets                                 292,549            292,549

Total assets                                     1,485,409          1,070,177
                                                 =========          =========

       Liabilities and Stockholders Equity

Current liabilities
   Accounts payable and accrued expenses          $274,735           $121,475
   Officer loans payable                         1,111,629          1,216,417
                                                 ---------          ---------


Total current liabilities                        1,386,364          1,337,892
                                                 ---------          ---------
Stockholders equity
Preferred stock authorized 10,000,000
 shares $0.001 par value each
 At March 31, 2003 and December 31, 2002 there
 are -0- shares outstanding respectively
Common stock authorized
 200,000,000 shares $.001 par value each,
At March 31, 2003 and December 31, 2002,
 there are 92,043,492 shares outstanding
 respectively                                       92,043             92,043
Common stock subscribed                            226,100            112,100
Additional paid in capital                       1,917,944          1,917,944
Retained earnings                               (2,137,042)        (2,389,802)
                                                 ---------          ---------
Total stockholders equity                           99,045           (267,715)
                                                 ---------          ---------
Total liabilities and stockholders equity       $1,485,409         $1,070,177
                                                 =========          =========

See notes to accompanying financial statements

                             ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                           March 31,          March 31,
                                             2003               2002
                                           Unaudited
Revenue
  Durable goods
   Long Distance telephone                 $  17,000
   Prepaid telephone cards
    and internet CD's                        747,931            409,375
                                            --------           --------
Total revenues                               764,931            409,375


Cost of goods sold
   Prepaid telephone cards
    and internet CD's                         148,500            281,445
                                             --------           --------
Total cost of goods sold                      148,500            281,445

Gross profit                                  616,431            127,930


Operating expenses
  Selling, general and administrative          359,795            317,952
  Depreciation                                   3,878              3,500
                                              --------            --------
Total operating expenses                       363,673            321,452

Income (loss) from operations                  252,758           (193,522)
Other income
  Interest income                                    2                  7
                                               --------           --------
Total other income                                   2                  7

Net income (loss)                             $252,760          $(193,515)

                                              =========          =========
Net income (loss) per share-basic                 $0.00            $(0.00)
Number of shares outstanding-basic           92,043,492         92,043,492
                                              =========         =========

See accompanying notes to financial statements

                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                    Common      Additional
                  Common    Common  Stock       paid        Retained
Date              Stock     Stock   Subscribed  Capital     Earnings      Total

Balances
January 1, 2002  7,686,025   $7,686           $1,168,110  $(1,257,554) $(81,758)

Issuance of shares
for acquisition of
Europhone, Inc. 78,000,000   78,000                                      78,000

Capital contribution                              65,000                 65,000

Issuance of shares
as consulting fees 6,093,300   6,093             148,014                154,107

Sale of shares through
private placement    264,167     264             536,820                537,084

Common stock
subscribed                             112,100                          112,000

Net loss                                                  (1,132,248)(1,132,248)
                   --------   ------   -------  --------   ---------  ----------

Balances
December 31, 2002 92,043,492  92,043  $112,100 $1,917,944 $(2,389,802)$(267,715)

Unaudited
March 31, 2003
Common stock subscribed                114,000                          114,000

Net Profit                                                   252,760    252,760
                  --------  --------  --------   --------   --------  ----------
Balances
March 31, 2003  92,043,492   $92,043  $226,100  $1,917,944 $(2,137,042) $99,045

                             ICT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                       March 31,     March 31,
                                                         2003           2002
                                                       Unaudited

OPERATING ACTIVITIES
    Net (loss)                                         $252,760     $(193,515)
    Adjustments for noncash and
      non-operating items:
      Depreciation                                        3,878         3,500
      Non-cash compensation-
         consulting fees paid
     Changes in operating assets and
     liabilities, net of acquisitions:
     Receivables                                       (732,755)
     Inventory                                           47,615        (7,350)
     Prepaid expense                                      (205)
     Accounts payable and
      accrued expenses                                  153,260

    Cash provided (used) by                             -------       -------
      operating activities                             (275,447)     (197,365)

INVESTING ACTIVITIES
    Capital expenditures                                               (2,343)
                                                                       -------
    Cash used by investing activities                                  (2,343)

FINANCIAL ACTIVITIES
    Proceeds from sale of stock                         114,000
    Officer loan payable (used)                        (104,788)       320,193
                                                        -------        -------
    Cash provided by financing activities                 9,212        320,193

NET (DECREASE) IN CASH                                 (266,235)       120,485
CASH BALANCE BEGINNING OF PERIOD                        267,735       (146,776)
                                                        -------        -------


    CASH BALANCE END OF PERIOD                          $  1,500     $ (26,291)
                                                          =======      ========


    NON CASH ACTIVITIES:
     Interest                                           $   -0-       $   -0-
     Corporate income taxes                             $   -0-       $   -0-
     Business acquisition                               $   -0-       $   -0-


                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                    Unaudited



NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, Europhone USA, Inc., Europhone, Inc., Europhone USA, LLC, Eurospeed, Inc. and Eurokool, Inc. All significant inter-company transactions have been eliminated in consolidation.

The Consolidated Balance Sheet as of March 31, 2003, the Consolidated Statement of Operations, Statement of Cash Flows and Statement of Stockholders Equity for the three months ended March 31, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002, and for all periods presented have been made.

These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations, and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2002. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

NOTE B--EARNINGS PER SHARE

Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine month periods through March 31, 2003, there were no dilutive securities outstanding.

NOTE C - INCOME TAXES

A deferred income tax asset is established for the complete amount of income tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards. In addition, a deferred income tax asset or liability is established for the complete amount of income tax benefits or liabilities from the effect of temporary differences. The components of the net deferred income tax assets as of March 31, 2003 were as follows:

Deferred income tax assets:
    Net operating loss carryforwards                     $ 812,076
    Valuation allowance                                  ( 812,076)
                                                          --------
Net deferred income tax assets                           $       0
                                                          ========


At March 31, 2003, the Company has federal and state income tax loss carryforwards of approximately $2,137,042 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $2,137,042 at March 31, 2003, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized. The valuation allowance changed by $2,137,042 during 2002 primarily due to increased net operating losses (NOLs) which increased the amount of the Company's gross deferred income tax assets.

Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change of control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits. Management cannot predict whether such a "change in control" will occur. If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in- gain" or "built-in-loss" in the Company's assets at the time of the "change in control," which cannot be known at this time.

NOTE D  STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2003, the Company has received subscriptions through a private placement for an aggregate of 166,600 shares of common stock aggregating $226,100.

On May 9, 2002, the Company issued 6,000,000 shares of common stock into escrow in consideration for services, to be provided by a consultant to the Company. As of March 31, 2003, the escrowed shares were being held by the company pending completion of the agreement. Subsequent to the date of the financial statements these shares were returned to the Stock Transfer Agent for cancellation. It is possible that the consultant will take the position that the Company is liable for the re-issuance of these shares. The Company is reserving 6,000,000 shares of common stock pending a final resolution of its rights and obligations under the agreement, which the Company is seeking to accomplish on a negotiated basis. If the Company is required to re-issue these shares of common stock upon that resolution or in connection with any subsequent judicial proceedings, a charge to operations of approximately $6,000,000 would be incurred.

The Company has received subscriptions for an aggregate of 166,600 shares aggregating $226,100 through March 31, 2003. The Company is reserving this number of shares pending the completion of the offering and delivery of the shares.

NOTE E  COMMITMENTS AND CONTINGENCIES

Lease agreements

The Company, through one its subsidiaries, leases approximately 2,700 feet of office space from an unrelated party at 33 West Main Street, Elmsford, New York. The lease is in the name of Europhone USA, Inc. and is for a period extending to January 31, 2006 at an annual rent of $51,471.

NOTE F  Related Party Transactions

In December, 2002 the Company shipped an aggregate of $1,300,000 in prepaid telephone cards to three distributors of prepaid phone cards on an essentially consignment basis. The invoices become due upon the first use of the telephone cards by the subscribers. One of the customers is a company owned by the daughter of Mr. Vasilios Koutsobinas, Chairman of the Board of the Company.

The Company is obligated to repay moneys advanced by officers' of the company aggregating $1,111,628 with interest at 4.25% interest on demand as follows:
$1,060,823 Vasilios Koutsobinas and $50,805 Joshua Shainberg.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, (i) all references to "ICT Technologies" or the "Company" include ICT Technologies, Inc. and its wholly owned subsidiaries Europhone USA, Inc. ("Europhone USA"), Europhone, Inc. (together with Europhone USA, "Europhone") Europhone USA LLC, Eurokool Inc., and Eurospeed Inc. and (ii) all references to the Company's activities, results of operations and financial condition prior to May 9, 2002 relate to Europhone USA, which is the accounting predecessor of the Company.

Overview

ICT  Technologies  is a  distribution  company for  products and services in the
telecommunications   and  consumer  durables   sectors.   ICT  Technologies  has
established distribution relationships for the following products and services:

     Prepaid telephone calling cards;
     Prepaid internet service CD's;
     Air conditioners;
     Motorcycles;
     Internet (ISP) service; and
     Mobile telephones

During the first quarter of 2003, ICT Technologies completed its first substantial sale of shipments of prepaid internet service CD's. ICT also completed sales of prepaid telephone calling cards and continued to provide long-distance telephone service.

ICT Technologies' focus as a distribution company was established through a transaction (the "2002 Transaction") with Vasilios Koutsobinas, which was effective as of May 9, 2002. Pursuant to the 2002 Transaction, Mr. Koutsobinas contributed to ICT Technologies, Inc. a 100% ownership interest in Europhone USA, Inc. and Europhone, Inc. ("Europhone"), which at the time were wholly owned by Mr. Koutsobinas, to perform the remaining contracts described above as agent for ICT Technologies. Mr. Koutsobinas transferred all of the capital stock of Europhone USA to ICT Technologies, Inc. As a result, ICT Technologies succeeded to the rights of Europhone under the following agreements:

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

     Distribution  agreements  with  PNG  Telecommunications,   Inc.  ("PowerNet
     Global") relating to the provision of ISP service and long-distance service.

We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating the Company's market plans for telecommunications products, air conditioners and motorcycles, developing sources of supply, developing and testing of marketing strategy, and expanding the management team to further marketing research and development for the Company's products. For the period from July 1, 2002 to March 31, 2003, these activities were funded through the subscriptions of a total of 166,600 shares of common stock aggregating $226,100. We have also funded our operations and growth through officer loans from Mr. Vasilios Koutsobinas and Mr. Joshua Shainberg, aggregating $1,111,629 as of March 31, 2003.

Critical Accounting Policies and Estimates

ICT Technologies' results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements. Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. We believe our most critical accounting policies relate to revenue recognition.

The Company sells its products primarily through distributors. Such distribution agreements do not normally grant the distributor the right to return unsold products. To the extent distributors are granted return rights for unsold equipment and prepaid phone cards, sales transactions to the distributors are accounted for as a consignment until products are sold by the distributor. Generally, these cards are activated for use once received by the distributor. If the distributor does not sell these cards within an eighteen month period, this activation period will expire.

Telecommunications service revenue is recognized when services are provided. Revenue on sales of prepaid calling cards is deferred upon activation of the cards by the customer (end-user) and recognized as the card balances are decremented based on minute usage and service charges. Unused balances are recognized as revenue upon expiration of the calling cards.

Revenues from the sale of prepaid internet service CD's ("CD's") are recognized at the time of shipment. The Company does not defer revenue on the sale of CD's because the Company's cost for the CD's represents a small component of the sale price, with the total cost of usage being accrued at the time of shipment and billing, recognizing the fact that these CD's will be used by most customers within a thirty day period from the time of purchase.

Revenue from our long distance services business is generated, on a commission basis, for service provided by a single carrier.

Revenue from the sale of durable goods is recognized when products are shipped.

Consistent with Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets," goodwill is no longer amortized, but instead tested at least annually for impairment. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 15 years. We have not recorded any impairments of goodwill since adopting SFAS No. 142.

Consistent with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate long-lived assets for impairment and assess their recoverability based upon anticipated future cash flows. If facts and circumstances lead us to believe that the cost of one of our assets may be impaired, we will write down that carrying amount to fair value to the extent necessary. We have not recorded any impairment of long-lived assets since adopting SFAS No. 144.

Business Activities

We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes the sale of prepaid telephone cards and prepaid internet service CD's, mobile telephones, and long distance telephone service.

        Telecommunications Segment

As of March 31, 2003, our prepaid phone cards are being sold both domestically and in Greece. In December 2002, we shipped an aggregate of $1,289,340 in prepaid phone cards to two distributors in Greece on an essentially consignment basis.

We have two key distributors in Greece representing $2,000,000 in product and one domestic distributor representing $2,200,000 in product. Included in this shipment was $541,140 worth of prepaid phone cards shipped to Antiko Travel, which is wholly owned by the daughter of Mr. Koutsobinas.

In addition to these products, which served as our principal revenue sources for the three months ended March 31, 2003, we have an agreement with Canquest Online covering the period through December 31, 2004 for the distribution of CD's through online and point-of-sale activated channels. The CD's allow users to access the internet on a periodic basis, as per their needs, until the designated amount of time [in hours] available through the disk is depleted. As of March 31, 2003, we have shipped an aggregate of $700,000 or 50,000 CD's to one domestic customer.

We also engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to, and collected from, long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of March 31, 2003, our customer base (long distance only) is located entirely in the United States.

We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC"). As of March 31, 2003, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones.

        Air Conditioners Segment

We also have agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning Company, Limited ("Chigo") and Guangdong Richvast Company, Limited ("Richvast"). Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is permitted only under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. ICT Technologies' distribution agreement with Richvast covers the period through August 2007. Pursuant to this agreement, ICT Technologies is entitled to distribute Richvast products worldwide. ICT
Technologies has an exclusive right to distribute specific models of air conditioners in Europe, manufactured by Richvast, bearing the "Eurokool" brand name.

        Motorcycles Segment

We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of March 31, 2003, we have not generated any revenue and have samples of these motorcycles in inventory.

The Company's distribution agreements for durable goods (including mobile telephones) include requirements that ICT Technologies order minimum quantities of products. These minimum order requirements have not been satisfied to date, and although the relevant suppliers have agreed verbally not to enforce such requirements based on past order shortfalls (in some cases, in recognition of the fact that regulatory approvals have not been obtained), there is no assurance that these suppliers will not seek to enforce the minimum purchase requirements in the future. These minimum quantities are substantial, and ICT Technologies does not currently have the financial resources to satisfy the minimum ordering requirements to which ICT Technologies is subject. Moreover, ICT Technologies' distribution agreements generally do not establish any price at which the goods to be supplied thereunder are to be purchased, and the Company must negotiate prices for each shipment of goods it orders.

Results of Operations for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002. Revenues for the three months ended March 31, 2003 consist of long distance telephone service, prepaid telephone cards, and CD's.

                             ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                          For the three months ended

                                                 March 31,        March 31,
                                                   2003             2002
                                                Unaudited

Revenue

  Long Distance telephone                    $ 17,000   2.2%
  Prepaid telephone cards
   and internet CD's                          747,931  97.8%    409,375  100.0%

                                            ---------  -----   ---------  -----
Total revenues                                764,931 100.0%    409,375  100.0%

Cost of goods sold
  Prepaid telephone cards
   and internet CD's                          148,500  19.4%    281,445  68.7%
                                            ---------  -----   ---------  -----

  Total cost of goods sold                    148,500  19.4%    281,445  68.7%

Gross profit                                  616,431  80.6%    127,930  31.3%

Operating expenses
  Selling, general and administrative         359,795  47.0%    317,952  77.7%
  Depreciation                                  3,878   0.1%      3,500    .1%
                                             ---------  -----  ---------  -----
Total operating expenses                      363,673  47.1%    321,452  78.5%

Income (loss) from operations                 252,758  33.1%   (193,522)(47.3)%
Other income
  Interest income                                   2                 7
                                             ---------  -----  ---------  -----
Total other income                                  2                 7

Net income (loss)                             252,760  33.0%  $(193,515) (47.3)
                                            =========  =====  =========  =====


For the three months ended March 31, 2003, the Company generated net sales of $764,931 as compared to $409,375 for the three months ended March 31, 2002. For the three months ended March 31, 2003, revenues consisted of $17,000 in long distance telephone service and $747,931 in prepaid telephone cards and internet CD's. Revenues from long distance telephone service were from domestic retail customers.

As of March 31, 2003, service costs for the prepaid telephone calling cards and CD's were $148,500 or 19.4% of revenue. As of March 31, 2002, service costs for the prepaid telephone calling cards and prepaid internet cards were $281,445 or 68.7% of revenue.

Our gross profit for all categories for the three months ended March 31, 2003 was $616,431 or 80.6% of sales. Our gross profit for all categories for the three months ended March 31, 2002 was $127,930 or 31.3% of sales.

The Company's selling, general and administrative costs aggregated approximately $359,795 for the three months ended March 31, 2003, as compared to $317,952 for the three months ended March 31, 2002, representing an increase of $41,843. The aggregate of $359,795 consists of the following: professional fees of $69,675; office expenses of $6,435, advertising of $112,218, payroll of $113,725, insurances of $39,184 and travel and entertainment of $18,558. The aggregate of $317,952 consists of legal and professional expenses of $12,375; consulting fees of $11,935; advertising of $47,824; travel and entertainment of $4,873; telephone of $3,564 and selling, general and administration of $237,381.

Liquidity and Capital Resources

Net cash used by operating activities was $275,447 for the first quarter of 2003, as compared to net cash used by operating activities of $197,365 for the first quarter of 2002. This amount includes, amongst other things, cash being provided by a net profit from operations of $252,760, a reduction in inventory of $47,615, and an increase in accounts payable of $153,260, which includes an accrual for the expected telephone access time relating to the internet access CD's aggregating $100,000.

Net cash used by investing activities was $-0- for the first quarter of 2003, as compared to net cash used by investing activities of $$2,343 for the first quarter of 2002.

Net cash used by financing activities was $9,212 for the first quarter of 2003 as compared to net cash provided by financing activities of $320,193 for the first quarter of 2002. During the first quarter of 2003, we reduced officer loans payable by $104,788, and received net proceeds of $114,000 from private sales of our common stock. During the same period in 2002, we funded our operations through an increase in officer loans payable aggregating $320,193. Working capital at March 31, 2003 was negative at $239,387 as compared to a negative of $610,025 at December 31, 2002.

The Company's cash balance at March 31, 2003 and currently is inadequate to meet ICT Technologies' needs for any appreciable period of time. Although ICT Technologies' operations are using cash rather than producing positive cash flow, management believes that it will eventually be able to fund the Company through the Company's reorganization process by increasing revenues from the sale and collection of prepaid telephone calling cards and CD's, long distance telephone service, and air conditioners. We also expect to experience an increase in revenues from the sales of our other products: motorcycles and mobile telephones. We believe that shipments of air conditioners, motorcycles and telephones will take place during the second quarter of 2003 and that cash will be generated to fund subsequent shipments. It will be necessary for the Company to obtain additional financing arrangements, and in certain cases to obtain additional regulatory approvals, to expand its distribution activities.

Until positive cash flow can be generated,  ICT Technologies will have to raise additional capital to meet its routine operating expenses. There is no assurance that such financing will be available to ICT Technologies on terms satisfactory to it or on any terms at all. Messrs. Koutsobinas and Shainberg have no obligation to make any further investment in ICT Technologies. If ICT Technologies raises additional capital at this time through the issuance of additional equity, the current shareholders of ICT Technologies may experience substantial dilution.


Item 3. Controls and Procedures

As of a date within 90 days before the filing date of this quarterly report, an evaluation was performed under the supervision of Vasilios Koutsobinas, the Companys chief executive officer, and Andrew Eracleous, the Companys chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Messrs. Koutsobinas and Eracleous recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and they necessarily were required to exercise their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company presently has in place controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by ICT Technologies in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to such date.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May of 1999, ICT Technologies, Inc. and its President, Joshua Shainberg, brought an action against Furio Maglione and 9008-9657 Quebec Corp. (aka Giros Corp.) in the United States District Court, District of New Jersey, Docket #C 99 2058(AMW) alleging that defendants had breached an agreement pursuant to which 300,000 shares (the "Shares") of ICT Technologies, Inc. common stock was to be exchanged for certain real estate assets. The complaint was subsequently amended to add Abraham Shainberg, the original owner of the shares and a former director and former officer of ICT Technologies, Inc, as a plaintiff and to add Olde Monmouth Stock Transfer and Trust Co. ("Olde Monmouth"), ICT Technologies, Inc.'s transfer agent, as a defendant. As a result of this litigation, the Shares are being held by Olde Monmouth subject to an order preventing their transfer until further court order. The goal of the litigation is to have the Shares returned to Abraham Shainberg.

Furio Maglione subsequently asserted counterclaims against Joshua Shainberg and ICT Technologies, Inc. for breach of contract and misrepresentation seeking unspecified actual and punitive damages. Mr. Maglione alleged in his counterclaims that his agreement with such plaintiffs was breached by virtue of transfer restrictions being applicable to the Shares at the time they were tendered to Mr. Maglione and by misrepresentations concerning the value of the Shares and their free transferability. ICT Technologies does not believe the counterclaims asserted against it have any merit and intends to defend this action vigorously. ICT Technologies intends to file a motion for summary judgment with respect to the counterclaims prior to the June 1, 2003 deadline established by the court.

Item 2. Changes in Securities

54,500 in unregistered shares of the Company's common stock were subscribed to in a private placement. These securities were offered in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder as a transaction not involving any public offering. No broker/dealers were involved in the sale and no commissions were paid. The purchasers of such shares were sophisticated and had access to adequate information about the Company.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security-Holders

None

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


99.1 Chief Executive Officers Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officers Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2003

                                    ICT Technologies, Inc.
                                    -----------------------------------------
                                    (Registrant)



                                    /s/ Vasilios Koutsobinas
                                    -----------------------------------------
                                    Vasilios Koutsobinas
                                    Chief Executive Officer



                                    /s/ Andrew Eracleous
                                    -----------------------------------------
                                    Andrew Eracleous
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, Vasilios Koutsobinas, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ICT Technologies, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

May 19, 2003
                                              /s/ Vasilios Koutsobinas
                                              ----------------------------------
                                              Vasilios Koutsobinas
                                              Chief Executive Officer

I, Andrew Eracleous, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of ICT Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

May 19, 2003
                                              /s/ Andrew Eracleous
                                              ----------------------------------
                                              Andrew Eracleous
                                              Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc. (the Company) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/    Vasilios Koutsobinas
___________________________

Vasilios Koutsobinas
Chief Executive Officer

May 19, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc. (the Company) on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/    Andrew Eracleous
_______________________

Andrew Eracleous
Chief Financial Officer

May 19, 2003