Form 10KSB/A
period 2002-12-31
ICT TECHNOLOGIES INC
filed 2003-08-18
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                                   (Mark One)

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The issuer's revenues for its most recent fiscal year were: $382,122.

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $5.65 per share, was $15,680,654 as of August 15, 2003.

At August 15, 2003, the registrant had outstanding 86,068,492 shares of Common Stock, par value $0.001 per share.


Transitional Small Business Disclosure Format (check one):

Yes [   ]         No   [X]


TABLE OF CONTENTS

PART I
ITEM 1  DESCRIPTION OF BUSINESS                                                1
ITEM 2  DESCRIPTION OF PROPERTY                                                9
ITEM 3  LEGAL PROCEEDINGS                                                      9
ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   10

PART II
ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS              10
ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS            11
ITEM 7  FINANCIAL STATEMENTS                                                  21
ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE                                   21

PART III
ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT            22
ITEM 10 EXECUTIVE COMPENSATION                                                24
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT        24
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                        25
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                      25
ITEM 14 CONTROLS AND PROCEDURES                                               25


SIGNATURES....................................................................26
CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER..27-28 ICT TECHNOLOGIES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL
STATEMENTS....................................................................29
DESCRIPTION OF EXHIBITS.......................................................44
CERTIFICATIONS PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION
906 OF THE SARBANES-OXLEY ACT OF 2002......................................46-47

                             ICT TECHNOLOGIES, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Unless the context otherwise requires, (i) all references to "ICT Technologies" or the "Company" include ICT Technologies, Inc. and its wholly owned subsidiaries Europhone Inc., EurophoneUSAEurophone USA, Inc. ("Europhone USA"), Europhone, Inc. (together with Europhone USA, "Europhone") EurophoneUSAEurophone USA LLC, Eurokool Inc., and Eurospeed Inc. and (ii) all references to the Company's activities, results of operations and financial condition prior to May 9, 2002 relate to EurophoneUSAEurophone USA, Inc. ("EurophoneUSA"), which is the accounting predecessor of the Company.

FORWARD-LOOKING AND THIRD PARTY STATEMENTS

ICT Technologies intends that certain matters discussed are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as ICT Technologies "believes," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe ICT Technologies future plans, objectives, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and ICT Technologies undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Descriptions of our suppliers and their operations contained herein are taken in part from corporate web sites and other sources that are believed to be accurate but as to which the Company cannot guarantee accuracy.

BUSINESS OVERVIEW

ICT Technologies is a holding distributionholding company for products and services in the telecommunications and consumer durables sectors. During 2002, ICT Technologies completed shipments of prepaid telephone calling cards (variable rate) and sample shipments of air conditioning units to distribution channels in EuropeGreece, generating its first revenues in each of these areas, and continued the operation of EurophoneUSAEurophone USA's historical telecommunications business as described below. ICT Technologies has established distribution relationships for the following additional products and services and commenced pre-launch marketing of these products and services during 2002:

* Prepaid internet service;
* Motorcycles;
* Internet (ISP) service; and
* Mobile telephones

ICT Technologies expects to begin generating revenues in one or more additional product and service areas by the end of 2003. Sales in these areas have not yet commenced. It will be necessary for ICT Technologies to obtain additional financing arrangements and, in certain cases, governmental approvals to commence distribution of these products.

ICT Technologies focus as a holdingdistribution company was established through a transaction (the "2002 Transaction") with Mr. Vasilios Koutsobinas and EurophoneUSA, which was effective as of May 9, 2002. Pursuant to the 2002 Transaction, Mr. Koutsobinas contributed to ICT Technologies, Inc. a 100% ownership interest in Europhone, Inc. In addition, pursuant to the 2002 Transaction, Mr. Koutsobinas and caused Europhone USA, which at the time the 2002 Transaction was consummated was wholly owned by Mr. Koutsobinas, to perform as agent for the Company certain distribution agreements that had been entered into by Europhone USA the remaining contracts described above as agent for ICT Technologies. The terms of the 2002 Transaction were amended in April 2003 to include the contribution by Mr. Koutsobinas to ICT of a 100% ownership interest in Europhone USA, in recognition of the fact that Europhone USA and the Company had been operating on a combined basis since May 9, 2002. Finally, pursuant to the 2002 Transaction, Mr. Koutsobinas contributed to the Company a 100% ownership interest in Eurospeed, Inc. and Eurokool, Inc., which do not currently conduct operations but hold certain intellectual property used by the Company.

As a result of the 2002 Transaction, ICT Technologies succeeded to the rights of Europhone Inc. and Europhone USA under and EurophoneUSA conveyed their rights to ICT Technologies under the following agreements:

* Distribution agreements with Canquest Communications (Canada) Inc. ("Canquest") and its affiliate, Canquest Communications (Online) Inc. ("Canquest Online"), relating to the sale of prepaid telephone calling cards and prepaid internet service, respectively;
* Distribution agreements with manufacturers located in the Peoples Republic of China ("PRC") relating to the sale of air conditioners, motorcycles and mobile telephones; and
* Distribution agreements with PNG Telecommunications, Inc. ("PowerNet Global") relating to the provision of ISP service and to EurophoneUSA's historical telecommunicatlong-distance service.ions business

In consideration for the assets contributed to ICT by Mr. Koutsobinas pursuant to the 2002 Transaction, ICT issued 68,000,000 shares of new common stock to Mr. Koutsobinas and 10,000,000 shares of new common stock (the "Europhone USA Shares") to Europhone USA. Accordingly, Mr. Koutsobinas became the controlling stockholder of the Company and also assumed the positions of Chairman and Chief Executive Officer upon the closing of the 2002 Transaction. ICT anticipates that, as a consequence of the contribution of the capital stock that Europhone USA contributed to the Company, the Europhone USA Shares will be cancelled and 10,000,000 additional shares of new common stock will be issued to Mr. Koutsobinas.

ICT Technologies, Inc. was formed on May 27, 1999 and is the successor by merger to a New York corporation formed on February 8, 1994. ICT Technologies is a holding company for operating subsidiaries that conduct distribution activities. The Company's principal executive office is located at 33 West Main Street, Elmsford, New York 10523 and its telephone number is (914) 592-1700. Information about ICT Technologies may be found on its website at www.icttechnologies.com. Information found on ICT Technologies website should not be considered part of this annual report on Form 10-KSB/A.

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

Pursuant to its agreement with PowerNet Global, ICT Technologies is entitled to a percentage of the amount billed to and collected from long distance customers sourced by ICT Technologies. ICT Technologies receives a net payment each month for its share of long distance revenues. Although ICT Technologies has not used distributors in its long distance business to date, it is expected that if such distributors are used, they would be paid a portion of the revenues realized by ICT Technologies on a pass-through basis. ICT Technologies agreement with PowerNet Global for the provision of long distance service can be terminated by PowerNet Global on 30 days notice.

ICT Technologies began providing long distance service in October 2002 and served approximately 4,000 long distance subscribers at December 31, 2002.

                        Prepaid Calling Cards

The Europhone Prepaid Phone Card is a residential and corporate product that allows users to purchase a designated amount of long distance minutes to make calls, from virtually any phone or country worldwide, without worrying about having the correct amount of change or being subject to charged a call surcharge. The cards are purchased in denominations of $5, $10, and $20. Each Europhone Prepaid Phone Card bears a confidential, individual personal identification number ("PIN") that is activated prior to the sale of the card and is revealed to the end user through a "scratch-off" procedure. The card can be used until air time charges equal the total value of the card, subject to an 12-month expiration period following activation without use.

As of December 31, 2002, the Company"s products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount [of the card(s)] less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

Revenue is earned through the rounding of minutes used, access charges, connection charges and weekly maintenance fees and the Company pays the related telephone charges to the carrier on a daily basis as usage occurs. It is the Company's experience that these cards are consumed within the first 30 days of sale and activation; otherwise, they will expire after 90 days.

All air time for the Europhone Prepaid Phone Card is provided to ICT Technologies by Canquest. ICT Technologies maintains a security deposit with Canquest against which air time charges are debited as calls are made by users. ICT Technologies agreement with Canquest for the provision of air time is effective through October 27, 2003, subject to automatic 12-month renewal if no termination notice is delivered by either party.

The Company believes that rate structures for the Europhone Prepaid Phone Card are competitive. There are no hidden fees charged to users and no fee for calls made from payphones is imposed. Each call is subject to a 6-second minimum length and is billed in one-minute increments after the initial minute. The Europhone Prepaid Phone Card also offers a number of service features that are highly attractive to consumers. Callers can access approximately 125 countries using the card. In addition, Canquest provides 24-hour a day, 7-day-a-week customer service to assist users of the Europhone Prepaid Phone Card with dialing instructions, account balances, and rate inquiries. The operators providing this customer support service speak a total of 36 languages. Moreover, Canquest's voice prompting system responds to 9 languages.

ICT Technologies sells the Europhone Prepaid Phone Card and associated PIN's to distributors, at a discount to face value. The Company also distributes a variety of co-branded/private label cards, each unique in its scope and service(s). During 2002, ICT Technologies completed contracts for the sale of calling cards and PIN's to Antiko Travel and Zoumbourlis Supermarkets. Antiko Travel and Zoumbourlis Supermarkets operate in Greece [and have distribution channels in other parts of Europe].

In December, 2002 the Company shipped an aggregate of approximately $1,300,000 in prepaid telephone cards to three distributors of prepaid phone cards on an essentially consignment basis. Payments on the invoices become due upon the first use of the telephone cards by the subscribers. One of the customers is the daughter of Mr. Vasilios Koutsobinas, Chairman of the Board of the Company.

The Europhone Prepaid Phone Card can be sold as a Europhone branded product, as has principally been the case to date, or as a private label product. ICT
Technologies previously operated a private label program with 9278 Communications Inc. but this program was has been discontinued.

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

Pursuant to the terms of its agreement with Canquest, ICT Technologies will purchase the goeurophone compact disks from Canquest Online at a discount to face value. ICT Technologies will become obligated to pay the wholesale purchase price to Canquest upon first use of the compact disk by a retail customer. The Canquest Online agreement can be terminated by Canquest Online on 90 days notice.

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

Telephones

ICT Technologies has entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation Ltd. ("Ningbo") of the PRC. Pursuant to this agreement, which will come into effect upon the first shipment of mobile telephones to ICT Technologies, ICT Technologies has the exclusive right to distribute specified models of mobile phones manufactured by Ningbo outside the PRC through June 1, 2007. ICT Technologies has agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement; if ICT Technologies purchases less than 400,000 mobile phones each year (or 30,000 per month), the agreement provides that it can be terminatesd automatically by Ningbo. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods. The prices of the mobile phones are to be adjusted each quarter by agreement of the parties based upon market conditions.

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

ICT Technologies distribution agreement with Chigo covers the period through January 31, 2007. Pursuant to this agreement, ICT Technologies is appointed as the sole agent for the distribution of Chigo products bearing both the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. ICT Technologies agreed to purchase a minimum of 200,000 air conditioners in the year ending December 31, 2003 and must increase its purchases by 50% in each contract year thereafter. Compliance with minimum ordering requirements is to be tested monthly, and the failure to meet any month's minimum could lead to cancellation of the agreement by Chigo. However, ICT Technologies has received verbal assurance from Chigo that the minimum purchase requirements will not be enforced for past periods. The price for the air conditioning units is negotiated by the parties in connection with each purchase order. ICT Technologies is responsible for the installation, repair and maintenance of products distributed by it and for advertising such products at its expense. Chigo offers a one-year workmanship warranty on its products, whereas the major parts (such as compressor, fan motor, electric board, remote controller, etc.) are covered for five years, subject to malfunction being verified as a quality shortfall.

ICT Technologies distribution agreement with Richvast covers the period through August 2007. Pursuant to this agreement, ICT Technologies is entitled to distribute Richvast products worldwide. ICT Technologies has an exclusive right to distribute specific models of air conditioners in Europe, manufactured by Richvast, bearing the "Eurokool" brand name. ICT Technologies agreed to purchase a minimum of 80,000 air conditioners per year (or 4,000 per month) during the term of the distribution agreement. However, ICT Technologies has received verbal assurance from Richvast that the minimum purchase requirements will not be enforced for past periods. The price for the air conditioning units is negotiated by the parties in connection with each purchase order.

Chigo manufactures air conditioners in Guangdong, PRC. Chigo employs over 8,000 people and has an annual production capability of approximately 3,000,000 air conditioners. The company also produces a wide variety of other industrial and consumer products. Chigo's technological team consists of over 300 professional technicians, many of whom hold doctoral degrees.

Before sales of air conditioners can commence in the United States, appropriate government and agency regulatory approvals will need to be secured.

Motorcycles

ICT Technologies has entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. ICT Technologies planned product offerings under this contract include small displacement motorbikes, dirt bikes, all terrain vehicles, and scooters. ICT Technologies is obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods. The price for the motorcycles is negotiated by the parties in connection with each purchase order.

Headquartered in Hong Kong with manufacturing, research, and development facilities located in Guangdong, PRC, Giantco is a motorcycle, scooter and engine manufacturer of the "HONGYI" brand.

SUPPLY AND SALE TERMS

All sales under ICT Technologies distribution agreements are settled in US Dollars. All suppliers under distribution agreements for tangible goods require letters of credit to be posted by ICT Technologies prior to the shipment of goods. ICT Technologies plans to secure these letters of credit for the benefit of suppliers with letters of credit obtained from the customers to whom the goods are ultimately to be delivered. Air time from Canquest is provided against a cash security deposit that is required to be replenished from time to time.

Air conditioners shipped to Botzakis are invoiced at the time of shipment. Distributors of prepaid phone cards are invoiced when the cards are put to use. It is expected that distributors engaged by ICT Technologies will make payment for distributed products under a variety of terms including bank guarantees, T/T (similar to cash on delivery), letters of credit, and open account.

SALES, DISTRIBUTION AND MARKETING

ICT Technologies employs 7 individuals involved in sales and marketing. These employees focus on long distance service sales and prepaid telephone cards.

ICT Technologies engages independent distributors to increase the scope of its sale efforts. Independent distributor relationships have been established for the sale of prepaid telephone cards and air conditioners. ICT Technologies intends to establish distribution relationships in connection with the marketing of additional products, including a company owned by a family member of one of the Company's executives for the purpose of to promotinge sales and the distribution of ICT Technologies' its products in Europe and the Middle East.

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


GOVERNMENT REGULATION



Numerous aspects of ICT Technologies operations are subject to governmental regulation in the U.S. and abroad. Various licenses and approvals are required to be obtained in order for ICT Technologies to distribute its products.

Motorcycles. The motorcycles to be distributed by ICT Technologies are subject to certification by the U.S. Environmental Protection Agency ("EPA") for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. ICT Technologies motorcycle products have not yet been certified to comply with these standards. ICT Technologies has been advised by Giantco that the motorcycles to be distributed already meet the more stringent certification standards adopted by the EU, and that Giantco believes its applications for federal and California certification will be approved. No certification is required for motor scooters with engines that are 50cc or smaller. ICT Technologies believes that the certification process for other motorcycles will be obtained by early 2004.

Air Conditioners. Approvals have been secured for the sale of air conditioners in Europe (CE approval) and it is expected that the Company will be granted UL approval (for the sale of air conditioners in the United States) before the end of 2003.

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

State and Foreign Laws. ICT Technologies products and services are distributed and/or accessible worldwide, which require compliance with the laws of different jurisdictions. Because certain of ICT Technologies services are distributed and/or accessible worldwide, many jurisdictions may claim that ICT Technologies is required to comply with their laws. ICT Technologies believes that it has taken all appropriate regulatory actions required to conduct its business to date. Failure by ICT Technologies to qualify to do business in a jurisdiction where it is required to do so could subject ICT Technologies to taxes and penalties and could result in the inability of ICT Technologies to enforce contracts in such jurisdictions.

COMPETITION

ICT Technologies encounters competition in each of its product and service areas. The following is a description of our principal competitors and a summary of the competitive factors that are likely to influence ICT Technologies success in each of these areas.

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

Mobile Telephones. The mobile telephone market is filled with large, established competitors such as Kyocera, LG, Motorola, Nokia, and other well-known brand names. These companies offer a variety of telephones tailored to the unique needs of their users. Quite often, price, quality, styling, portability, efficiency, available services, and product features determine the competitive market factors. ICT Technologies 3G GSM-enabled tri-band mobile phone offerings, bearing the Europhone trademark, will are expected to incorporate the latest technology and ICT Technologies believes these products will to compete effectively based upon price, quality, styling, and services.

Motorcycles. With respect to motorcycles, the Company competes with Honda, Suzuki, Kawasaki, Piaggio (Vespa) and other similar competitors, most of which are located outside the United States. Competition in this market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference, and warranties. The Company believes it will be able to compete very effectively based on price, with offerings at roughly 50% of the retail prices currently charged by major competitors for comparable products, and that quality, service, and styling may afford it competitive advantages. ICT Technologies offers a one-year warranty on its motorcycles.

Air Conditioners. With respect to air conditioners, we compete with numerous consumer products companies such as General Electric Company, Whirlpool, LG, and other similar competitors. The Company believes it will be able to compete effectively based on price. In particular, the Company does not believe that there are currently any competitors offering air conditioning units of comparable size and quality in a similar price range. In addition, ICT Technologies is one of the first companies to distribute ecological code refrigerant for the European market; after January 1, 2004, companies whose products do not meet these criteria will not be able to sell air conditioners in the European Union.

The competitors in each of ICT Technologies product markets generally have financial and marketing resources that are substantially greater than those of ICT Technologies. They frequently have larger worldwide sales volumes and are more diversified than ICT Technologies. The Company cannot be certain that it will be able to compete successfully against current and future competitors. As a strategic response to changes in the competitive environment, pricing, service, or marketing decisions may be exercised that could have a material adverse effect on the business, financial condition, and operating results of the Company. These companies may have larger, more established customer bases and other competitive advantages.

It is anticipated that additional competitors will be attracted to the prepaid card market, particularly where deregulation results in significant rate reductions. These additional competitors include Internet-based service providers and other telecommunications companies. Competition from existing competitors or new market entrants could materially and adversely affect revenue prospects.

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

RESEARCH AND DEVELOPMENT

ICT Technologies considers the amounts spent by it for research and development during 2002 and 2001 to be immaterial.

ENVIRONMENTAL MATTERS

Environmental contingencies are not expected to have a material adverse effect on ICT Technologies results of operations or financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY

ICT Technologies occupies office space at Crossroads Plaza at 33 West Main Street, Elmsford, New York 10523 which it subleases on a pass-through basis from Europhone USA. The annual rental is $73,302. The lease expires January31, 2006.

ITEM 3.  LEGAL PROCEEDINGS

In May of 1999, ICT Technologies, Inc. and Mr. Joshua Shainberg brought an action against Mr. Furio Maglione and 9008-9657 Quebec Corp. (aka Giros Corp.) in the United States District Court, District of New Jersey, Docket #C 99 2058(AMW) alleging that defendants had breached an agreement pursuant to which 300,000 shares (the "Shares") of ICT Technologies, Inc. Common Stock was to be exchanged for certain real estate assets. The complaint was subsequently amended to add Abraham Shainberg, the original owner of the shares, and a former director and former officer of ICT Technologies, Inc., as a plaintiff and to add Olde Monmouth Stock Transfer and Trust Co. ("Olde Monmouth"), ICT Technologies, Inc.s transfer agent, as a defendant. As a result of this litigation, the Shares are being held by Olde Monmouth subject to an order preventing their transfer until further court order. The goal of the litigation is to have the Shares returned to Abraham Shainberg.

Furiiro Maglione subsequently asserted counterclaims against Joshua Shainberg and ICT Technologies, Inc. for breach of contract and misrepresentation seeking unspecified actual and punitive damages. Among other things, Mr. Maglione alleges that his agreement with such plaintiffs was breached by virtue of transfer restrictions being applicable to the Shares at the time they were tendered to Mr. Maglione and by alleged representations that the Shares had a market value of $2.4 million and were freely transferable. ICT Technologies does not believe the counterclaims asserted against it have any merit and intends to defend this action vigorously. ICT Technologies intends to file a motion for summary judgment with respect to the counterclaims prior to the June 1, 2003 deadline established by the court.

There are no other material legal proceedings pending or, to its knowledge, threatened against ICT Technologies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During April 2002, Joshua Shainberg, who at the time held approximately 77.5% of the then outstanding Common Stock of ICT Technologies, Inc., executed an amendment to the certificate of incorporation increasing its authorized capital stock of ICT Technologies, Inc. from 10 million shares to 210 million shares. No consent, solicitation, or information statement was distributed to stockholders of ICT Technologies, Inc. in connection with the execution of such amendment or the subsequent filing of the amendment with the State of Delaware.

No other matters were submitted to a vote of security holders of ICT Technologies during the year ended December 31, 2002.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ICT Technologies Common Stock trades on the OTC Electronic Bulletin Board under the symbol "ICTT". The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

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

As of April 30, 2003, there were approximately 86,043,492 record owners of our Common Stock.

On February 7, 2003, ICT Technologies Board of Directors approved the issuance of 475,000 shares of Common Stock to Vasilios Koutsobinas in replacement of an equal number of shares issued by Mr. Koutsobinas to officers and employees of the Company in recognition of services. These securities were offered in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No broker/dealers were involved in the sale and no commissions were paid. Mr. Koutsobinas is a sophisticated purchaser and had access to adequate information about ICT Technologies through employment and other relationships.

For the period from May 9, 2002 to August 31, 2002, the Company sold an aggregate of 50,000 shares of common stock for an aggregate consideration of $62,500 or $1.25 per share. The Company also sold an aggregate of 154,167 shares for $354,584 or $2.30 per share and 60,000 shares for an aggregate consideration of $120,000 or $2.00 per share.

As of December 31, 2002, the Company has received subscriptions for the sale of shares of common stock aggregating $112,100.


DIVIDEND POLICY

ICT Technologies has never paid cash dividends on its Common Stock and anticipates that it will retain its earnings, if any, to finance the growth of its business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The following discussion relates to the results of our operations to date, and our financial condition:

This Annual Report on Form 10-KSB/A contains forward-looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as, assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statements.

Forward-looking statements are based on management's current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the following risks:

The forward-looking statements are made as of the date of this Annual Report on Form 10-KSB/A, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-QSB and 8-K.


GENERAL

We have experienced minimum revenues from the sale of artwork and on May 29, 2002, we entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc. and Europhone, Inc. We are currently located in Elmsford, New York. We are a holding company for operating subsidiaries that distribute products and services in the telecommunications and consumer durables sectors. We have completed shipments of prepaid telephone calling cards
(variable rate) and sample shipments of air conditioning units to retail channels in the United States and Greece, generating initial revenues in each of these areas, while continuing the long-distance service and prepaid calling phone card business acquired from our predecessor, Europhone USA, Inc. We have also established distribution relationships for mobile telephones, Internet ("ISP") service, prepaid internet service and motorcycles. The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China ("PRC").

We entered into an agreement on or about May 9, 2002 whereby the Company issued 68,000,000 new shares of common stock to Mr. Vasilios Koutsobinas and 10,000,000 new shares of common stock to Europhone USA, Inc. ("Europhone USA") in consideration for 100% ownership interest in Europhone, Inc., Eurospeed, Inc. and Eurokool, Inc. ("Europhone"). The agreement was subsequently amended to include 100% ownership of Europhone USA recognizing that the companies had been operating on a combined basis since the effective date of the agreement, May 9, 2002.


BUSINESS ACTIVITIES

We have experienced minimum revenues from the sale of artwork and on May 29, 2002, we entered into an agreement for the purchase of certain assets and the business of Europhone USA, Inc. and Europhone, Inc. ("Europhone"), both of which were wholly owned by Mr. Vasilios Koutsobinas for an aggregate of 78,000,000 shares of our common stock.

We issued an aggregate of 78,000,000 common shares of the Company in an acquisition with Vasilios Koutsobinas for all of the capital stock of Europhone USA. At the time of the acquisition, 100% of the outstanding shares of Europhone USA were owned by Mr. Koutsobinas. The purchase price for accounting purposes is based on the purchase price agreed to by the Company at the time of the acquisition. Following the transaction, the one shareholder of Europhone USA held approximately 91.0% of the Company. As such, the controlling shareholder of Europhone controlled the Company following the acquisition.

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

We market prepaid phone cards, for both residential and corporate uses, that allow users to purchase a designated amount of long distance minutes to make calls from virtually any telephone or country worldwide. Through this product, we earn a gross profit of approximately 36% of the face amount of the phone card. The phone card can be used until air time charges equal the total value of the card, subject to an 12 month expiration period. Revenue for these prepaid phone cards is deferred, recognized upon first usage, and then allocated to revenue. As of December 31, 2002, our prepaid phone cards are being sold both domestically and in Greece. In December, 2002, we shipped an aggregate of $1,289,340 in prepaid phone cards to two distributors in Greece on an essentially consignment basis. Payments on the invoices are due within 48 hours after the first use of the telephone cards by the subscribers. Included in this shipment was $541,140 worth of prepaid phone cards shipped to Antiko Travel, which is wholly owned by the daughter of Mr. Koutsobinas. Revenue from the sale of prepaid phone cards is recognized upon activation by the end-user. Phone card service revenues are recognized as the end-user utilizes the cellular airtime.

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

We have entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. ("Ningbo") of the PRC. Pursuant to this agreement, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions. As of December 31, 2002, we have received samples of the cellular telephones that we plan to sell and have not derived any revenue.

We have also entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and Guangdong Richvast Company, Limited ("Richvast").

Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. We are obligated to purchase a minimum of 200,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the year ending December 31, 2003. However, ICT Technologies has received verbal assurance from Chigo and Richvast that the minimum purchase requirements will not be enforced for past periods. With regard to the Chigo agreement, we must increase our unit purchases by 50% in each contract year after the first for the duration of the contract. As of December 31, 2002, we have shipped our first order of 250 air conditioners, aggregating $106,000, to one customer in Greece.

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods. The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of December 31, 2002, we have not generated any revenue and have samples of these motorcycles in inventory.

We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating the Company's market plans for telecommunications products, air conditioners and motorcycles, developing sources of supply, developing and testing marketing strategy, and expanding the management team to further marketing research and development for the Company's products.

These activities were funded through the sale of 264,167 shares of common stock for an aggregate consideration of $537,084. We have also received an additional contribution to capital of $65,000 and subscriptions for the sale of additional shares of common stock aggregating $112,100. Subsequent to the date of our financial statements, we have received additional subscriptions for 48,000 shares of our common stock aggregating $96,000. We have also funded our operations and growth through officer loans from Mr. Vasilios Koutsobinas and Mr. Joshua Shainberg, aggregating $818,890 as of December, 31, 2002.

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


CRITICAL ACCOUNTING POLICIES

The SEC recently issued disclosure guidance for "critical accounting policies." The SEC defines critical accounting policies as those accounting policies that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following is not intended to be a comprehensive list of all of our accounting policies. Our significant accounting policies are more fully described in Note 3 to our Consolidated Financial Statements. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting an available alternative would not produce a materially different result. We have identified the following as accounting policies critical to us:

REVENUE RECOGNITION

As of December 31, 2002, the Company's products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

Revenue is earned through the rounding of minutes used, access charges, connection charges and weekly maintenance fees. The Company pays the related telephone charges to the carrier on a daily basis as usage occurs. It is the Company's experience that these cards are consumed within the first 30 days of sale and activation; otherwise, they will expire after 90 days.

Revenue from the sale of durable goods is recognized when products are shipped or services are rendered.


IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, establishes accounting standards for the impairment of long-lived assets. The Company reviews its long- lived assets, including property and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced. There were no significant impairment losses recorded in 2002.

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

                             ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 2002

                                              December 31,       December31,
                                                    2002               2001

Revenue
  Durable goods                              $106,000    27.7%
    Long Distance telephone                    14,745     3.9%
  Prepaid telephone cards                     261,377    68.4%   $19,561  100.0%
                                             ---------    -----  -------  -----
Total revenues                                382,122    100.0%   19,561  100.0%

Cost of goods sold
  Telephone cards                              153,328    40.1%   18,448   94.3%
  Air conditioners                              73,000    19.1%
                                             ----------   ----   -------   -----
Total cost of goods sold                       226,328    59.23%  18,448   94.3%

Gross profit                                   155,794     40.8%   1,113    5.6%


Operating expenses
  Selling, general and administrative       1,116,256 (292.1)% 247,072(1,263.1)%
  Non-cash compensation-issuance of stock     154,107  (40.3)%
  Depreciation                                 17,800   (4.7)%   7,643    39.1%
                                            -----------  ------  ------   ----
Total operating expenses                     1,288,163 (337.1)%254,715(1,302.2)%

Income (loss) from operations             (1,132,369)(296.3)%(253,602)(1,296.5)%
Other income
  Interest income                                121   0.0%
  Interest expense                                             (7,537)   (38.5)%
                                               -----  ------    ------   -------
Total other income                               121   0.0%     (7,537)  (38.5)%

Net income (loss)                       $(1,132,248)(296.3)%$(261,139)(1,334.9)%

                                          ========= ======   =========  ========


For the year ended December 31, 2002, the Company generated net sales of $382,122 as compared to $19,561 for the year ended December 31, 2001. Revenues increased by $362,561 primarily because of our initial shipment of $106,000 in air conditioners to one customer in Greece, initiating sales of long distance telephone services aggregating $14,745 and increasing our sales in prepaid telephone calling cards from $19,561 to $261,377 for the year ended December 31, 2002. The overall sales increase in prepaid telephone cards resulted from successfully negotiating for better telephone rate programs and plans. Of the sales in prepaid calling cards approximately $228,000 was generated in the continental United States as compared to only $19,561 for the year ended December 31, 2001, and $33,377 from distributors in Greece.

Our overall cost of goods sold for telecommunication services for the year ended December 31, 2001 and 2002 was $18,448 and $153,328 respectively. These costs represented the cost of printing and telecommunication services of the prepaid telephone calling cards and long distance services being provided. Costs of services for the prepaid telephone calling cards and long distance telephone services was $153,328 or 55.5% of the revenue for prepaid telephone cards and other long distance telephone services. The cost of air conditioners was $73,000, representing 68.9% of the sales of the air conditioners.

Our gross profit for the year ended December 31, 2001 and 2002 aggregated $1,113 and $155,794 respectively for all categories of revenues. Our gross profit from the sales of air conditioners was $33,000 or 31.1% of revenues. Our gross profit from the revenues generated from the sale of prepaid calling cards and long distance telephone services was $108,049 or 39.1% of revenues. These increases in gross profits for all categories are the result of air conditioning unit and long distance telephone service sales in 2002, as well as increased prepaid telephone card revenues year over year.

The Company's selling, general and administrative costs aggregated approximately $247,072 for the year ended December 31, 2001, as compared to $1,116,256 for the year ended December 31, 2002, representing an increase of $869,184. The aggregate of $247,072 consists of the following: professional fees of $18,218; salaries and commissions of $26,075; advertising of $30,265; rent of $85,670; telephone of $14,680 and office expenses of $72,164. The aggregate of $1,116,256 consists of travel and entertainment $33,903; legal and professional expenses of $168,648; consulting fees of $198,107; commissions of $48,524; advertising of $28,508; payroll of $309,832; insurance of $36,652; rent expense of $98,987; repairs and maintenance of $9,033; telephone expense of $122,245; and office expense of $61,817. We also paid out an additional $154,107 as non cash compensation through the issuance of 6,093,300 shares of common stock. The overall increase in general and administrative costs were primarily attributable to the additional staff and management and administrative infrastructure to support the growth in our business and the added legal, accounting and professional fees paid in conjunction with the acquisition of Europhone USA.

Results of Operations for the year ended December 31, 2001, as compared to the year ended December 31, 2000.

For the year ended December 31, 2001, we generated net sales of $19,561 as compared to $43,685 for the year ended December 31, 2000. The decrease in revenues was primarily due to increases in the costs of telecommunications services and increased competition in the prepaid calling card industry. Our cost of goods sold for the year ended December 31, 2001 was $18,448 as compared to $34,481 for the year ended December 31, 2000. Our gross profit on sales was $1,113 for the year ended December 31, 2001 as compared to $9,204 for the year ended December 31, 2000. Due to the decrease in revenues our cost benefits dropped, effectively reducing the gross profit for the year ended December 31, 2001 as compared to December 31, 2000.

Our general and administrative costs aggregated approximately $247,072 for the year ended December 31, 2001 as compared to $33,593 for the year ended December 31, 2000, representing an increase of $213,479. The aggregate of $33,593 consisted of the following: rent of $21,835 and office expenses of $11,758. Our overall general and administrative costs increased substantially in 2001 as we continued to build our infrastructure.



LIQUIDITY AND CAPITAL RESOURCES

The Companys cash increased from $100 at December 31, 2001 to a cash balance of $267,735 at December 31, 2002. Working capital at December 31, 2002 was negative at $647,045. For the year ended December 31, 2002, we financed our operating activities through the receipt of $65,000 as additional paid in capital, through the sale of 264,167 shares of our common stock aggregating $537,084, through the receipt of stock subscriptions for our common stock aggregating $112,100, and obligating ourselves to repay bank loans aggregating $434,547. Our uses of cash were for the purchase of fixed assets aggregating $3,000 and cash used by operations aggregating $1,148,423. Management believes that it will be able to fund the Company's reorganization through loans from management and the sale of shares of our Common Stock until the Company's marketing strategy generates sufficient revenues relating to the sale of prepaid telephone calling cards, long distance telephone service, and air conditioners. We also expect to experience an increase in revenues from the sales of our new products consisting of motor scooters, cellular telephones, and prepaid internet access cards.

Known trends, events or uncertainties that could be reasonably likely to have a material adverse effect on our businesse may impact the Company's short-term or long-term liquidity and/or net sales, revenues, or income from continuing operations. As a result, it may be necessary for the Company to obtain additional financing arrangements and, in certain cases, governmental approvals to commence distribution of certain products and services, and the continuation and availability of inventory from present and future vendors at prices that will permit the Company to operate at and improved gross profit levels.

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

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB/A. Additional risks and uncertainties not presently known to ICT Technologies or those deemed immaterial may also impair the Company's business, financial condition, and operating results.

ICT Technologies Has A Limited Operating History With Which To Judge Its Performance

ICT Technologies is in an early stage of its proposed development. The Company has no operating history on which to base an evaluation of its business and prospects. Its prospects must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks and uncertainties the Company must, among other things, implement and execute its business strategy successfully, respond to competitive developments, and attract, integrate, retain, and motivate qualified personnel. There can be no assurance that ICT Technologies will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on ICT Technologies' business, results of operations, and financial condition. ICT Technologies, Inc., its senior executives, and Europhone USA have attempted to engage in various businesses in the past, but they have not been successful in seeing any of those enterprises to a state of profitability.

ICT Technologies Has A History Of Losses, Which May Continue

The Company incurred net losses from operations of $1,132,248 for the fiscal year ended December 31, 2002. ICT Technologies is a holding company for various distribution subsidiaries. Historically, distribution companies have produced small margins. There can be no assurance that ICT Technologies can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than the Company anticipates, or if operating expenses exceed ICT Technologies expectations or cannot be adjusted accordingly, ICT Technologies will continue to incur losses.

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

The Company's revenues may not continue to grow or even remain at their current level. ICT Technologies will need to increase its revenues significantly to become profitable. If ICT Technologies revenues do not increase as much as it expects, or if ICT Technologies expenses increase at a greater pace than revenues, the Company may not achieve profitability. If ICT Technologies does becomes profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. ICT Technologies expects to incur additional costs and expenses in 2003 related to:

     -     Marketing and advertising related to brand development;

     -     Development and improvement of additional products and services;

     -     The hiring of additional personnel; and

     -     Evaluating and completing potential acquisitions of other businesses


ICT Technologies Relies On Third Party Relationships For Its Operations and Termination Of These Relationships May Have An Materially Adverse Impact On Operations.

ICT Technologies success depends, in part, on its ability to maintain its relationships with manufacturers and distributors of its products. If the Company loses its relationships or if these parties are unable to provide these services, it would cause a disruption of the Company's business. Some of the contracts under which ICT Technologies has obtained distribution rights are subject to termination on short notice, which may make its revenues less predictable than might otherwise be the case.

There can be no assurance that a suitable replacements could be established for any supply or distribution contract that is terminated, and the loss of any such relationship could materially and adversely affect ICT Technologies business. Additionally, there can be no assurance that any relationship between ICT Technologies and any third party will continue to be beneficial to the Company. There can also be no guarantee that third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company, or that such third party products will not contain defects or errors. ICT Technologies may experience lost revenues due to a third party's delay in correcting defects in their products or delay in delivering an adequate supply of their products. A resulting loss of market share could also ensue.

The Companys distribution agreements generally include requirements that ICT Technologies order minimum quantities of products. These minimum order requirements have not been satisfied to date, and although the relevant suppliers have agreed verbally not to enforce such requirements based on past order shortfalls (in some cases, in recognition of the fact that regulatory approvals have not been obtained), there is no assurance that these suppliers will not seek to enforce the minimum purchase requirements in the future. These minimum quantities are substantial, and ICT Technologies does not currently have the financial resources to satisfy the minimum ordering requirements to which ICT Technologies is subject. Moreover, ICT Technologies distribution agreements generally do not establish any price at which the goods to be supplied thereunder are to be purchased, and the Company must negotiate prices for each shipment of goods it orders. There is no guarantee that an attractive price negotiated with respect to one shipment will be offered on any subsequent shipment. ICT Technologies limited financial resources and the price risk inherent in its distribution agreements may prevent it from meeting minimum ordering obligations. If that were to occur, the Company could lose any exclusivity it enjoys under those agreements and could also be subject to claims for contract damages.


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

If ICT Technologies Cancellation Of Certain Shares Of Common Stock Is Challenged, It Could Be Required To Reissue Those Shares And Incur A Significant Charge To Operations

On May 9, 2002, the Company entered into a consulting arrangement with Mr. Nick Kontonicolas and C-Trade, Inc. ("C-Trade"). The Company issued 6,000,000 shares of common stock into escrow in consideration for C-Trade's services to find new acquisitions and business development. These shares were returned to the Stock Transfer Agent for cancellation in April 2003. Pursuant to the terms of the consulting arrangement, the Company may be liable for the re-issuance of these shares. The Company is reserving 6,000,000 shares of Common Stock pending resolution of this matter or the lapse of the applicable statute of limitations. If the Company is required to re-issue these shares of common stock upon settlement of any dispute that may ensue, a charge to operations of approximately $6,000,000 would be incurred.

The Markets In Which The Company Operates Are Highly Competitive And ICT Technologies Failure To Compete Effectively Could Adversely Affect It.

ICT Technologies competes with a number of competitors in each of its product lines and is an insignificant participant in each product line. There are a number of established companies within these product lines, virtually all of which are larger and better capitalized and/or have greater personnel resources, and technical expertise than ICT Technologies does. In view of ICT Technologies limited financial and personnel resources, management of ICT Technologies believes that it will continue to be at a significant competitive disadvantage compared to some competitors for the foreseeable future. No single competitor dominates the market for any of ICT Technologies products.

Many of the Companys competitors are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater brand recognition, and larger customer bases than ICT Technologies does. Hence, competition from existing or new competitors could reduce ICT Technologies revenues from the sale of its products and services.

ICT Technologies May Be Subject To Product Liability Claims Relating To The Products It Distributes And ICT Technologies Insurance Coverage May Not Be Adequate.

ICT Technologies faces an inherent risk of exposure to product liability claims in the event that the failure of its products results, or is alleged to result, in bodily injury or property damage. There can be no assurance that the Company will not experience any material product liability losses in the future or that it will not incur significant costs to defend such claims. Although ICT Technologies is currently covered by insurance against product liability claims, such coverage may not be adequate for liabilities ultimately incurred. Moreover, such insurance may not be available in the future on terms that are acceptable to ICT Technologies. A successful claim brought against ICT Technologies in excess of its available insurance coverage may have a material adverse effect on its business.

The Failure To Manage ICT Technologies Growth In Operations And Hire Additional Qualified Employees Could Have A Material Adverse Effect On Its Business.

The expected growth of ICT Technologies operations places a significant strain on its current management resources. To manage this expected growth, ICT Technologies will need to improve its:

        -       Transaction processing methods;

        -       Operations and financial systems; and

        -       Training and management of employees

ICT Technologies failure to attract and retain the necessary personnel or to effectively manage its employee and operations growth could have a material adverse effect on its business, financial condition, and operating results.

ICT  Technologies's   Directors,   Executive  Officers,   And  Their  Affiliates
Beneficially Own Approximately 96.8% Of ICT Technologies Stock; Their Interests Could Conflict With Yours; Significant Sales Of Stock Held By Them Could Have A Negative Effect On ICT Technologies Stock Price; Stockholders May Be Unable To Exercise Control

Mr. Vasilios Koutsobinas and Mr. Joshua Shainberg are parties to a voting agreement pursuant to which they all agree to vote their shares as directed by Mr. Koutsobinas and further agree not to dispose of more than 2,000,000 shares of Common Stock each in any calendar year. The voting agreement expires on June 30, 2007. The parties to the aforementioned voting agreement, in the aggregate, presently own approximately 95.8% of the Common Stock. As a result, Mr. Koutsobinas will have the ability to control all matters submitted to stockholders of ICT Technologies for approval and to control the management and affairs of ICT Technologies. Such concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of ICT Technologies, impede a merger, consolidation, takeover, or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of ICT Technologies.

The Market Price For The Company's Common Stock May Be Volatile, Which Could Cause Stockholders To Lose Substantial Portions Of Their Investment.

Historically, the market prices of the Company's Common Stock have been volatile. The Company cannot assure stockholders that these trading prices will not continue to be volatile or that valuations will be sustained. Broad market and industry factors may materially and adversely affect the market price of ICT Technologies Common Stock, regardless of its operating performance.

If ICT Technologies Fails To Remain Current On Its Reporting Requirements, ICT Technologies Could Be Removed From The OTC Bulletin Board Which Would Limit The Ability Of Broker-Dealers To Sell ICT Technologies Securities And The Ability Of Stockholders To Sell Their Securities In The Secondary Market

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If ICT Technologies fails to remain current on its reporting requirements, the Company could be removed from the OTC Bulletin Board. As a result, the market liquidity for ICT Technologies securities could be severely adversely affected by limiting the ability of
broker-dealers  to  sell  ICT  Technologies   securities  and  the  ability  of
stockholders to sell their securities in the secondary market.

The Loss Of Key Personnel Could Adversely Affect ICT Technologies Business

ICT Technologies believes that the Companys success will depend on the continued services of its senior management team, especially Mr. Vasilios Koutsobinas. ICT Technologies does not carry key person life insurance on the lives of any members of its senior management team. The loss of the services of any of the Companys senior management team or other key employees could adversely affect its business, financial condition and operating results.

Potential Adverse Effect Of Shares Eligible For Future Sale

The Company has outstanding  approximately  86,043,492 shares of Common Stock.
Approximately   82,428,205  such  shares  are  subject  to  an  agreement
restricting their resale prior to December 2007, but that agreement permits the sale by the parties thereto of an aggregate of 4 million shares per calendar year. No prediction can be made as to the effect, if any, that the availability of such shares for sale will have on the market prices that may be traded on the OTC Electronic Bulletin Board or any securities exchange or inter-dealer quotation system on which the Common Stock may be listed. The possibility that substantial amounts of the Companys Common Stock may be sold in the public market may adversely effect the prevailing market prices for ICT Technologies Common Stock and could impair its ability to raise capital in the future through the sale of equity securities. Actual sales or the prospect of future sales of shares of ICT Technologies Common Stock under Rule 144 or otherwise may have a depressive effect upon the price of ICT Technologies Common Stock and the market therefor.

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

The foregoing provisions could have the effect of discouraging others from making tender offers for the Companys shares and, as a consequence, they also may inhibit fluctuations in the market price of ICT Technologies shares that could result from actual or rumored takeover attempts. Such provisions also may have the effect of preventing changes in the management of the Company.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item begin at pPage 23 F-1 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 7, 2003, ICT Technologies dismissed its prior certifying accountant, Edward R. Engels, who had been retained by ICT Technologies effective July 22, 2002. During the period of his retention, Mr. Engels did not report the result of any audit of the financial statements of ICT Technologies but did report on his review of such financial statements for ICT Technologies second and third fiscal quarters of its 2002 fiscal year. Mr. Engels review reports confirmed that he was not aware of any material modifications that should be made to ICT Technologies interim financial statements for such quarters for them to be in conformity with generally accepted accounting principles. Such reports contained an explanatory paragraph concerning the ability of ICT Technologies to continue as a going concern. The decision to dismiss Mr. Engels was approved by the audit committee of ICT Technologies Board of Directors.

During Mr. Engels field work relating to the audit of the financial statements of ICT Technologies for fiscal year 2002, Mr. Engels opinion related to the application of accounting principles relating to revenue recognition in ICT Technologies prepaid phone calling card business differed from that of ICT Technologies. This difference of opinion was not the basis for Mr. Engels dismissal by ICT Technologies, and ICT Technologies had agreed to adopt the accounting methodology proposed by Mr. Engels prior to his dismissal. The audit committee has not discussed this difference of opinion with Mr. Engels but has been apprised of such matter by management. ICT Technologies intends to report all of its revenue and other financial statement items in accordance with United States generally accepted accounting principles.

Prior to his dismissal, Mr. Engels had advised ICT Technologies audit committee
that  a   substantive   audit  was  required  in  light  of  weaknesses  in  ICT
Technologies system of internal controls, the most significant of which was the absence of adequate internal accounting staff.

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

Effective April 18, 2003, ICT Technologies engaged Drakeford and Drakeford as its principal accountant. The decision to retain Drakeford and Drakeford was approved by the audit committee of ICT Technologies Board of Directors. Prior to retaining Drakeford and Drakeford, ICT Technologies consulted the successor accountants on a variety of matters, in anticipation of their possible retention, in order to facilitate the filing of ICT Technologies annual report on Form 10-KSB at the earliest practical date. The views of Drakeford and Drakeford on the application of accounting policies during such consultations were not material to ICT Technologies decision to retain the successor accountant.

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


Vasilios Koutsobinas has served as the Chairman and Chief Executive Officer of ICT Technologies, Inc. since May 2002. Prior to joining ICT Technologies (and simultaneously with his service to ICT Technologies), Mr. Koutsobinas had served as chief executive officer of the Eurogroup of Companies, which included several subsidiaries contributed to ICT Technologies in the 2002 Transaction as well as EurophoneUSA, since March 17, 2000. Mr. Koutsobinas has over 25 years of experience in the import/export field which he engaged in through private companies of his own.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Since January 1, 2002, the following reports under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") were not filed or were not timely filed by officers, directors or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to
Section 12 of the Exchange Act: Vasilios Koutsobinas, the chief executive officer of ICT Technologies, Inc., did not timely file four Form 4's reporting the sale in the market of a total of 340,000 shares of Common Stock; these transactions were subsequently reported on a timely filed Form 5. Andrew Eracleous, the chief financial officer of ICT Technologies, Inc., did not file a Form 3 reporting holdings of 839,950 shares of Common Stock at the time he became an officer of ICT Technologies, Inc. and did not timely file 14 Form 4's reporting the issuance to him of 435,000 shares of Common Stock in exchange for services and the sale in the market of a total of 15,200 shares of Common Stock; these transactions were subsequently reported on a Form 5, which was timely filed but was subsequently required to be amended after the deadline for the filing of Form 5's to reflect certain transactions that had not been included. Joshua Shainberg, the president of ICT Technologies, Inc., did not file 28 Form 4's reporting the sale in private transactions of a total of 863,550 shares of Common Stock; these transactions were subsequently reported on a Form 5, which was not timely filed. With these exceptions, to the Company's knowledge, no officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to
Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to January 1, 2002.

ITEM 10.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the three years ended December 31, 2002, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during 2002 and each other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 in 2002 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


Name and Principal Position   Year      Salary  Bonus  Compensation Compensation

Vasilios Koutsobinas          2002     $81,096   -0-      $4,666         $11,832
Joshua Shainberg n1/          2002      $-0-     -0-        -0-              -0-
                              2001      $-0-     -0-        -0-              -0-
                              2000      $-0-     -0-        -0-              -0-
Andrew Eracleous              2002     $31,000  - 0 -      - 0 -    $100,000(n2)

n1/ The  Board of  Directors  has not yet  made a  determination  regarding  Mr.
Shainberg's   compensation   package.   It  is   anticipated   that  after  such
determination is made, a retroactive adjustment for 2002 may be made.

n2/ Represents 435,000 shares of Common Stock issued to Mr. Eracleous in exchange for services.

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

                                     Amount and Nature of   Number of Percent of
                                  Beneficial Ownership (1)       Shares Class
Name and Address of Beneficial Owner

Vasilios Koutsobinas                       77,481,675                 90.0%
Joshua Shainberg                            4,946,530                  5.8%
Andrew Eracleous                              839,950                  1.0%
Steve Tsavaris                                      0                   -
Esmeraldo Diaz                                      0                   -

All executive officers and directors as a group:

5 persons                                  83,268,155                 96.8%



(1) Beneficial ownership has been determined pursuant to Rule 13-d under the Exchange Act.

ICT Technologies does not maintain any equity incentive compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the closing of the 2002 Transaction, the working capital requirements of ICT Technologies have been satisfied almost entirely through loans from Mr. Vasilios Koutsobinas, the chief executive officer and principal stockholder of ICT Technologies, Inc. These loans, which are payable [on demand], totaled $818,890 at December 31, 2002.

During 2002, ICT Technologies completed sales of prepaid phone calling cards and PIN's for an aggregate price of $541,140 to Antiko Travel. Mrs. Konstando Koutsobinas is the owner of Antiko Travel and Mr. Anastasios Koutsobinas is the General Manager of Antiko Travel. The aforementioned individuals are the daughter and son, respectively, of Mr. Vasilios Koutsobinas.

At December 31, 2002, there was an aggregate of approximately $434,547 outstanding to Ponce de Leon Bank; the figure represented a $134,547 balance on a bank line of credit and a $300,000 balance on a loan due July 24, 2003 under these credit lines. Steve Tsavaris and Esmeraldo Diaz, who are directors of ICT Technologies, Inc., are the President and a Vice President, respectively, of Ponce de Leon Bank.

During 2002, the Company paid $36,652 in premiums relating to a general commercial liability policy pursuant to a policy purchased through Surrey Agency. Surrey Agency is owned by Andrew Eracleous, the Chief Financial Officer of ICT Technologies, Inc.

As described more fully under "Business - Overview", from the date of the 2002 Transaction through May 13, 2003, Europhone USA, which was wholly owned by Vasilios Koutsobinas until such date, performed certain distribution agreements to which it was a party as agent for ICT Technologies, Inc. Europhone USA is the tenant under the lease relating to the executive offices occupied by the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b) No reports or Form 8-K were filed during the fourth quarter ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Mr. Vasilios Koutsobinas, ICT Technologies Chief Executive Officer, and Andrew Eracleous, ICT Technologies Chief Financial Officer, have evaluated the effectiveness of ICT Technologies' disclosure controls and procedures as of a date within 90 days before the filing date of this amended annual report. In designing and evaluating the disclosure controls and procedures,no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and they necessarily were required to exercise their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation, Messrs. Koutsobinas and Eracleous concluded that ICT Technologies presently has in place controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by ICT Technologies in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in ICT Technologies internal controls or in other factors that could significantly affect these controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, ICT Technologies has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ICT TECHNOLOGIES, INC.

August 15, 2003                      /s/ Vasilios Koutsobinas
                                         Vasilios Koutsobinas
                                         Chief Executive Officer, Director
                                        (Principal Executive Officer)

August 15, 2003                     /s/ Andrew Eracleous
                                        Andrew Eracleous
                                        Chief Financial Officer, Director
                                    (Principal Financial and Accounting Officer)




                                 CERTIFICATIONS
                         OF THE CHIEF EXECUTIVE OFFICER

I, Vasilios Koutsobinas, Chief Executive Officer of ICT Technologies, Inc. certify that:

1. I have  reviewed  this Annual  Report on Form  10-KSB/A of ICT  Technologies,
Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Date: August 15, 2003


                                                     /s/ Vasilios Koutsobinas
                                                         Vasilios Koutsobinas
                                                         Chief Executive Officer



                                  CERTIFICATION
                         OF THE CHIEF FINANCIAL OFFICER

I, Andrew Eracleous, Chief Financial Officer of ICT Technologies, Inc. certify that:

1. I have  reviewed  this Annual  Report on Form  10-KSB/A of ICT  Technologies,
Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Date: August 15, 2003


                                                         /s/ Andrew Eracleous
                                                             Andrew Eracleous
                                                         Chief Financial Officer




                    ICT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

Report of Independent Certified Public Accountants                          F-1
Consolidated Balance Sheet as of December 31, 2002                          F-2
Consolidated Statement of Operations for the years ended December 31, 2001
and 2002                                                                    F-3
Consolidated Statement of Cash Flows for the years ended December 31, 2001
and 2002                                                                    F-4
Consolidated Statement of Stockholders Equity for the year ended December
31, 2002                                                                    F-5
Notes to Consolidated Financial Statements                           F-6 - F-14















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


Drakeford & Drakeford, LLC

August 6, 2003






















F-1
                             ICT TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2002



Current assets

Cash and cash equivalents                                              $267,735
  Accounts receivable                                                   120,745
  Inventory                                                             336,590
  Prepaid expenses                                                        2,797
                                                                     ----------
Current assets                                                          727,867

Property and equipment-net                                               49,761

Other assets
  Security deposit                                                        5,000
  Goodwill                                                              324,569
                                                                     ----------
Total other assets                                                      329,569

Total assets                                                          1,107,197
                                                                     ==========

                       Liabilities and Stockholders Equity

Current liabilities
  Accounts payable and accrued expenses                                $121,475
  Bank lines of credit                                                  434,547
  Officer loans payable                                                 818,890
                                                                     ----------
Total current liabilities                                             1,374,912
                                                                     ----------
Stockholders equity
Preferred stock authorized 10,000,000 shares $0.001 par value each
At December 31, 2002 there are -0- shares outstanding
Common stock authorized 200,000,000 shares $.001 par value each,
At December 31, 2002, there are 92,043,492 shares outstanding            92,043
Common stock subscribed                                                 112,100
Additional paid in capital                                            1,917,944
Retained earnings                                                    (2,389,802)
                                                                     ----------
Total stockholders equity                                              (267,715)
                                                                     ----------
Total liabilities and stockholders equity                            $1,107,197
                                                                     ==========

See notes to accompanying financial statements











F-2

                             ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 For the years ended December 31, 2001 and 2002






                                                   December 31,     December 31,
                                                       2002              2001
Revenue
  Durable goods                                   $   106,000
  Long distance telephone                              14,745
  Prepaid telephone cards                             261,377           $19,561
                                                    ---------         ---------
Total revenues                                        382,122            19,561

Cost of goods sold
  Telephone cards                                     153,328            18,448
  Air conditioners                                     73,000
                                                    ---------         ---------
Total cost of goods sold                              226,328            18,448

Gross profit                                          155,794             1,113

Operating expenses
  Selling, general and administrative               1,116,256           247,072
  Non-cash compensation-issuance of stock             154,107
  Depreciation                                         17,800             7,643
                                                    ---------         ---------
Total operating expenses                            1,288,163           254,715

Income (loss) from operations                      (1,132,369)         (253,602)
Other income
  Interest income                                         121
  Interest expense                                                      ( 7,537)
                                                    ---------         ---------
Total other income                                        121            (7,537)

Net income (loss)                                 $(1,132,248)       $ (261,139)

                                                   ==========        ==========
Net income (loss) per share -basic                $   (0.01)         $  (0.00)
Number of shares outstanding-basic                 85,820,687        85,686,025
                                                   ==========        ==========



See accompanying notes to financial statements










F-3
                             ICT TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the years ended December 31, 2001 and 2002


                                       For the year ended     For the year ended
                                        December 31, 2001      December 31, 2002

OPERATING ACTIVITIES
 Net (loss)                                   $(261,139)            $(1,132,248)
 Adjustments for non cash and
     non operating items:
 Depreciation                                      7,643                  17,800
 Non-cash compensation-
     consulting fees paid                                                154,107
     Changes in operating assets and
     liabilities, net of acquisitions:
     Receivables                                                       (120,745)
     Inventory                                   (27,000)              (136,737)
     Prepaid expenses                                                    (2,797)
     Accounts payable and
      accrued expenses                             4,157                  72,197
                                               ---------               ---------

     Cash provided (used) by
      operating activities                      (276,339)            (1,148,423)

INVESTING ACTIVITIES
    Security deposit                             ( 5,000)
    Capital expenditures                         (25,217)                (3,000)
                                                ---------              ---------
    Cash used by investing activities            (30,217)                (3,000)

FINANCIAL ACTIVITIES
  Proceeds from common stock subscribed                                  112,100
  Proceeds from sale of stock                                            537,084
  Capital contribution                                                    65,000
  Deferred revenue                                82,405
  Bank line of credit                            113,847                 134,547
  Bank loan                                                              300,000
  Officer loan payable                            51,857                 270,327
                                               ---------               ---------

 Cash provided by financing activities           248,109               1,419,058
                                               ---------               ---------

NET (DECREASE) IN CASH                           (58,447)                267,635

CASH BALANCE BEGINNING OF PERIOD                  58,547                     100
                                               ---------               ---------

    CASH BALANCE END OF PERIOD                $      100              $  267,735
                                               =========               =========
    NON CASH ACTIVITIES:
     Interest                                 $    7,537              $   -0-
     Corporate income taxes                   $   -0-                 $   -0-
     Business acquisition-                    $   -0-                 $  324,569

See accompanying notes to financial statements


F-4
                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                    Common
                    Common  Common  Stock       Additional    Retained
Date                Stock   Stock   Subscribed  Paid Capital  Earnings    Total

Balances
January 1, 2002    7,686,025 $7,686           $1,168,110  $(1,257,554) $(81,758)

Issuance of shares
For acquisition of
EurophoneUSA, Inc.
And Europhone, Inc. 78,000,000 78,000                                     78,000

Capital contribution                              65,000                  65,000

Issuance of shares
As consulting fees   6,093,300  6,093            148,014                 154,107

Sale of shares through
Private placement     264,167     264            536,820                 537,084

Common stock
Subscribed                             $112,100                          112,100

Net loss                                                  (1,132,248)(1,132,248)
                 ----------   -------  -------- ----------  --------- ----------
Balances
December
31, 2002        92,043,492  $92,043  $112,100 $1,917,944 $(2,389,802) $(267,715)










F-5
                             ICT TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2002

1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND CONTINUING OPERATIONS

Nature of Business and Basis of Presentation

ICT Technologies, Inc. (the "Company" or "ICT"), located in Elmsford, New York. The Company is a distributor for products and services in the telecommunications and consumer durables sectors. The Company has completed shipments of prepaid telephone calling cards (variable rate) and sample shipments of air conditioning units to retail channels in Greece, generating its first revenues in each of these areas, while continuing the long-distance service and prepaid calling phone card business acquired from its predecessor. The Company has also established distribution relationships for mobile telephones, Internet (ISP) service, prepaid internet service and motorcycles. The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China (PRC).

The Company expects to begin generating revenues in all of these additional product and service areas during 2003. As of December 31, 2002, sales in these areas have not yet commenced.

ICT entered into an agreement on or about May 9, 2002 whereby the Company issued 68,000,000 new shares of common stock to Mr. Vasilios Koutsobinas and 10,000,000 new shares of common stock to Europhone USA, Inc. ("Europhone USA") in consideration for 100% ownership interest in Europhone, Inc., Eurospeed, Inc. ("Eurospeed") and Eurokool, Inc. ("Eurokool"); collectively "Europhone". The agreement was subsequently amended to include 100% ownership of Europhone USA recognizing that the companies had been operating on a combined basis since the effective date of the agreement, May 9, 2002.

The transaction has been accounted for using the purchase method of accounting, and the purchase price of the transaction is based on the fair market value of the transferred assets. The purchase price will be allocated to the Company's assets acquired and liabilities assumed by ICT based on their relative fair market values at the acquisition date as the issuance of shares of common stock.

Continuing Operations

During the period required to develop the subscriber base, expand its service coverage area and develop additional prepaid products, the Company has required and will continue to require additional operating funds. The Company has suffered net losses and negative operating cash flows since inception. For the year ended December 31, 2002, the Company had net losses from operations of $1,132,248, and negative operating cash flows from operations of $1,148,423. The Company is in a negative working capital position of $647,045 at December 31, 2002 and substantially all of its accounts receivable have extended terms extending to June 30, 2003. The Company must fund the purchase of initial inventory pursuant to various contractual relationships with suppliers in the Peoples Republic of China (PRC). Funding for its operations has been provided primarily by officer loans and through the issuance of common stock. For the period from January 1, 2002 through December 31, 2002, management has provided additional funding to the Company totaling $818,890 in the form of officer loans. The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone cards, internet services, and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain. While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

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

In order to provide reliable service to its subscribers, the Company must continue to develop and maintain favorable relationships with telephone carriers from which it purchases airtime. The Company currently maintains contracts with two major carriers, which expire periodically through 2007. There are no assurances that management will be successful in its marketing plans or that favorable contracts will be negotiated with the major telephone carriers upon expiration of the existing contracts. Additionally, the Company must continue to update its products and services to meet current technology standards.

The financial statements presented consist of the consolidated balance sheet of the Company; including Europhone USA, Europhone, Inc., Eurospeed; Europhone USA, LLC; and Eurokool, at December 31, 2002 and the related consolidated statements of operations and cash flows for the years ending December 31, 2002 including Europhone USA (for the period from May 1, 2002 to December 31, 2002), Europhone, Inc., Eurospeed, Europhone USA, LLC and Eurokool. The related consolidated statements of operations and cash flows for the years ending December 31, 2001 include Europhone USA, Europhone, Inc., Eurospeed, and Eurokool as if the companies had operated as a consolidated entity. All significant inter-company transactions have been eliminated in consolidation.

As of May 9, 2002, Europhone, Inc., Eurospeed, and Eurokool were dormant corporations whose activities were limited to entering into agreements with Ningbo Bird Corporation, Guangdong Chigo Air Conditioning Co., Ltd., Guangdong Richvast Group Company, Limited, Giantco Limited and Canquest Communications (Online) Inc. with Europhone, Inc.

2. ACQUISITION AND PURCHASE PRICE ALLOCATION

The Company entered into an agreement on or about April 28, 2002 with an effective date of May 9, 2002 whereby ICT issued 68,000,000 new shares of common stock to Mr. Koutsobinas and 10,000,000 new shares of common stock to Europhone USA. At the time of the acquisition, 100% of the outstanding shares of Europhone USA and Europhone, Inc. were owned by Mr. Koutsobinas. Of the remaining 7,686,025 shares of the Company's common stock, 5,960,000 shares were owned by one shareholder and the remaining 1,726,025 shares were in the hands of minority shareholders. The purchase price for accounting purposes is based on the purchase price agreed to by the Company at the time of the acquisition. Following the transaction, the one shareholder of Europhone USA, Inc. held approximately 91.0% of ICT. As such, the controlling shareholder of Europhone USA prior to the acquisition controlled ICT following the acquisition.

Under this accounting treatment, the assets acquired and liabilities assumed of Europhone have been recorded at their estimated fair values as of the date of acquisition. The excess purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill.
 F-7

The following shows the allocation of the purchase price to the assets of Europhone USA.

      Assets acquired at fair value               $ 241,377
      Liabilities assumed at fair value            (487,946)
      Goodwill                                      324,569
                                                  ---------
          Purchase price                          $  78,000
                                                  =========

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In December 2002, the Company shipped an aggregate of $1,289,340 in prepaid phone cards to three distributors of prepaid phone cards on a consignment basis. Upon the first use of the telephone cards by the subscribers, the distributors are invoiced for the face amounts of the cards that have been put to use. One of the customers is a business controlled by the daughter of Mr. Vasilios Koutsobinas, Chairman of the Board of the Company.

The Company also receives extended dating of accounts payable due manufacturers of air conditioners from the PRC.

The Company does not extend credit to retail purchasers of the Company's products and services.

Revenue Recognition

As of December 31, 2002, the Company's products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

Revenue is earned through the rounding of minutes used, access charges, connection charges and weekly maintenance fees. The Company pays the related telephone charges to the carrier on a monthly basis as usage occurs. It is the Company's experience that these cards are consumed within the first 30 days of sale and activation; otherwise, they will expire after 90 days.

Revenue from the sale of durable goods is recognized when products are shipped or services are rendered.


F-8
Inventories

Inventories include prepaid phone cards, air conditioners, and cellular telephones and are valued at the lower of average cost or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Prepaid phone cards are held as inactive status and are activated upon proof of delivery to the distributor.

Prepaid phone card costs consist of the printing and packaging of the cards. Prepaid phone cards are held as inactive status and are activated upon proof of delivery to the distributor.

Sources of Supply

The Company purchases air conditioners through two primary suppliers located in the PRC with agreements contracted through our subsidiary, Europhone, Inc. Although the Company believes that other suppliers ultimately could provide similar products on similar terms, a disruption in the supply from the Company's existing vendors could adversely affect the ability of the Company to meet its customers' requirements.

The Company sells prepaid telephone calling cards in two primary countries, the United States and Greece, through a relationship with one primary carrier providing access, billing and egress. Should the Company not be able to renew its reseller carrier arrangement with its existing carrier network, it would need to seek service from another carrier in the market. While management believes that a similar service could be obtained from other carriers in each market it serves, a disruption in the company's contracts could affect the ability of the Company to meet its customers' requirements.

The Company currently resells long distance telephone service through a relationship with one primary provider, which has relationships with three primary carriers providing coverage and access to approximately 97% of the United States and mainstream networks. Should the Company not be able to renew its reseller carrier arrangements with its existing carrier network, it would need to seek service from another carrier. While management believes that service could be obtained from another carrier in each market it serves, a disruption in the company's contract could affect the ability of the Company to meet its customers' requirements.
Property and Equipment

Property  and  equipment  are  stated  at cost  and  consist  of  computers  and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized. Property and equipment consists of the following at December 31, 2002:

       Furniture and fixtures                        $13,283
       Leasehold improvements                         54,278
                                                    --------

       Less - Accumulated depreciation
         and amortization                            (17,800)
                                                    --------
                                                     $49,761
                                                    ========

F-9

Depreciation expense was $7,643 and $17,800 for the years ended December 31, 2001 and 2002, respectively.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, establishes accounting standards for the impairment of long-lived assets. The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced. There were no significant impairment losses recorded in 2002.

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

Product Warranty

All air conditioner sales are covered by a one-year manufacturer's warranty covering product defects. To date, costs have not been incurred related to unit defects.

F-10

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 2001 and 2002, were approximately $30,265 and $28,508.

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

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company was required to adopt SFAS 143 on August 1, 2002 and expects that the provisions will not have a material impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses because Statement No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.

SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects. SFAS 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. ICT is required to adopt SFAS 145, effective for Fiscal 2003. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30, will be reclassified to conform with the provisions of SFAS 145. The Company does not expect the adoption of SFAS 145 will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 replaces EITF 94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 will have a material impact on its consolidated financial statements.

F-11

Litigation

The Company is subject to litigation in the ordinary course of its business. Management believes that any potential liability thereto is not material to the Company's financial position and results of operations.

4. STOCKHOLDERS' EQUITY

Common Stock

The following common stock transactions occurred in fiscal year 2002:

On May 9, 2002, the Company issued 10,000,000 shares of common stock to Europhone USA, and 68,000,000 shares of common stock to Mr. Vasilios Koutsobinas for all of the business and certain assets of Europhone USA and Europhone, Inc. These companies were controlled by Mr. Koutsobinas. The value of the transaction included $241,377 in assets less $487,946 in liabilities assumed and an exchange or 78,000,000 shares of common stock valued at $0.001 per share. The Company recognized goodwill of $324,569.

Other than the merger, the following common stock transactions occurred in fiscal year 2002:

The company issued an aggregate of 93,300 shares as follows: 53,675 shares of common stock to Mr. Andrew Eracleous, Chief Financial Officer for the Company, for accounting services valued at $67,094 or $1.25 per share; and 15,100 shares valued at $2.00 per share or $30,200 as follows: 5,000 shares to Mr. William Greenwald; 100 shares to Mr. Valentin Pazlovici; 10,000 shares to Mr. James Winklemen, all for consulting services; and 23,000 shares to Mr. Jerry
Tsandiotis for construction work valued at $46,000 or $2.00 per share. The Company also issued an aggregate of 1,525 shares of common stock valued at $3,812 or $2.50 per share as follows: 1,215 shares to Mr. George Pearras and 310 shares to Mr. Giorgos Samaras in consideration for consulting services.

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

As of December 31, 2002, the Company has received subscriptions for the sale of 112,100 shares of common stock aggregating $112,100.

5. BANK LINE OF CREDIT

On May 31, 2001, Europhone USA received a revolving line of credit providing a $200,000 line of credit from the Ponce De Leon Federal Bank and is payable in monthly installment payments of $4,980 including interest at 9%. At December 31, 2002, the balance due was $134,547. The line of credit has the personal guarantee of Mr. Koutsobinas.

As of December 31, 2002, Europhone USA is obligated to pay to Ponce De Leon Federal Bank a $300,000 loan with interest at 8%. This loan is due on July 24, 2003.

6. LEASES

The Company leases approximately 3,858 feet of office space from an unrelated party at 33 West Main Street, Elmsford, New York. The lease is in the name of Europhone USA and is for a period extending to January 31, 2006 at a monthly rent of $6,109 plus $723 in common area charges, in addition to real estate taxes, and a security deposit of $13,663. Future commitments for minimum lease rentals under non cancelable leases at December 31, 2002, are as follows:

      2003                 $86,400
      2004                 $88,992
      2005                 $91,662
      2006                 $94,411

Rent expense including common area charges under operating leases was $85,670 and $98,987 for the years ended December 31, 2001 and 2002, respectively. Obligations under capital leases are not significant.

7. INCOME TAXES

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

    Net operating loss carryforwards                     $ 908,125
    Valuation allowance                                  ( 908,125)
                                                           -------
Net deferred income tax assets                           $    0
                                                           =======

At December 31, 2002, the Company has federal and state income tax loss carryforwards of approximately $2,389,802 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $2,389,802 at December 31, 2002, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized. The valuation allowance changed by $430,254 during 2002 primarily due to increased net operating losses (NOLs) of $1,132,248 which increased the amount of the Company's gross deferred income tax assets.

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

8. Related Party Transactions

In May, 2002, the Company issued 10,000,000 shares of common stock to Europhone USA and 68,000,000 shares of common stock to Mr. Vasilios Koutsobinas for all of the business and certain assets Europhone USA and Europhone, Inc. These companies were controlled by Mr. Koutsobinas.

In December, 2002 the Company shipped an aggregate of approximately $1,289,340 in prepaid telephone cards to two distributors of prepaid phone cards on an essentially consignment basis. Upon the first use of the telephone cards by the subscribers, invoices for the face amounts of the cards used will be sent to the distributors. One of the customers is the daughter of Mr. Vasilios Koutsobinas, Chairman of the Board of the Company.

The Company is obligated to repay moneys advanced by officers of the company aggregating $818,890 payable without interest on demand as follows: $767,835 from Mr. Vasilios Koutsobinas and $51,055 from Mr. Joshua Shainberg.

9.  Supply Agreements

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

10.  Business Segment Information

The Company has identified two reportable business segments: air conditioners and long distance telecommunications services. The retail telecommunications services business segment includes [domestic and international] prepaid and rechargeable calling cards, and consumer long distance services to individuals and businesses.

The Company evaluates the performance of its business segments based primarily on operating income (loss) after depreciation, amortization and impairment charges, but prior to interest income (expense), other income (expense), income taxes, extraordinary items and cumulative effect of accounting changes. All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and investment-related costs, which are not allocated to the business segments. Operating results and other financial data presented for the principal business segments of the Company for the year ended December 31, 2001 and 2002.

                                                    December 31, December 31,
                                                       2002          2001
  Durable goods                                      $106,000
  Long Distance telephone                              14,745
  Prepaid telephone cards                             261,377     $19,561
                                                     ---------   --------
      Total revenues                                  382,122     $19,561

Revenue from customers located outside of the United States represented approximately 63.6%, of total revenues for the year ended December 31, 2002, with 36.4% representing sales from Greece.






F-14





F-1


Exhibit
Number  Description of Exhibits

3.1   Certificate  of  Amendment  of  Certificate   of   Incorporation   of  ICT
Technologies, Inc.*

3.2     Bylaws of ICT Technologies, Inc.**

10.1 Amended and Restated Share Acquisition and Voting Agreement dated as of May 9, 2002 and executed April 30, 2003 by and among Europhone USA, Inc., Vasilios Koutsobinas and Joshua Shainberg***

16      Letter from Thomas P. Monahan dated as of July 22, 2002  regarding change in Certifying Accountant****

21      List of Subsidiaries

23      Consent of Drakeford and  Drakeford,P.A.  Certified Public  Accountant
-filed electronically herewith

99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



* Incorporated by reference to Exhibit 3(iii) from the Company's Form 10-KSB for the annual period ended December 31, 2001, filed on April 29, 2002

** Incorporated by reference from the Company's Form 10-SB12G, filed with the Securities and Exchange Commission on March 6, 2000

*** Incorporated by reference to Exhibit 10.1 from the Company's Form 8-K/A, dated May 9, 2002

**** Incorporated by reference to Exhibit 16 from the Company's Form 8-K, dated May 13, 2002



















Exhibit 21

List of Subsidiaries of ICT Technologies, Inc.

Europhone, Inc.

Eurokool, Inc.
Europhone, Inc.
Europhone USA, Inc.
Europhone USA LLC
Eurospeed, Inc.






































Exhibit 99.1

                           CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-KSB/A for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                               /s/ Vasilios Koutsobinas
                                            Name:  Vasilios Koutsobinas
                                           Title:  Chief Executive Officer

August 15, 2003




































Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-KSB/A for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                             /s/ Andrew Eracleous
                                          Name:  Andrew Eracleous
                                         Title:  Chief Financial Officer

August 15, 2003