Form 10QSB
period 2003-06-30
ICT TECHNOLOGIES INC
filed 2003-09-05
CIK 1005663

FILER:

        COMPANY DATA:
                COMPANY CONFORMED NAME:                 ICT TECHNOLOGIES INC
                CENTRAL INDEX KEY:                      0001005663
           STANDARD INDUSTRIAL CLASSIFICATION:  RETAIL-RETAIL STORES,NEC [5990]
                FISCAL YEAR END:                                1231

        FILING VALUES:
                FORM TYPE:              10QSB
                SEC ACT:                1934 Act
                SEC FILE NUMBER:        000-29805
                FILM NUMBER:


        BUSINESS ADDRESS:
                STREET 1:               33 WEST MAIN STREET
                CITY:                   ELMSFORD
                STATE:          NY
                ZIP:                    10523
                BUSINESS PHONE: 9145921700

        MAIL ADDRESS:
                STREET 1:               33 WEST MAIN STREET
                CITY:                   ELMSFORD
                STATE:          NY
                ZIP:                    10523










































                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

               For the transition period from ------- to -------

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

Common Stock, par value $0.001, 86,543,492 shares outstanding as of September 4, 2003

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               ICT TECHNOLOGIES, INC.
                                 TABLE OF CONTENTS

Special Note Regarding Forward Looking Information.............................1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).......................................3
        Notes to Financial Statements..........................................8
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................11
Item 3. Controls and Procedures...............................................16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 17
Item 2. Changes in Securities and Use of Proceeds............................ 17
Item 3. Defaults Upon Senior Securities...................................... 17
Item 4. Submission of Matters to a Vote of Security Holders.................. 17
Item 5. Other Information.................................................... 17
Item 6. Exhibits and Reports on Form 8-K..................................... 17

SIGNATURES.................................................................18-22

           QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2002 under "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of its operations and changes in its financial position from January 1, 2003, through June 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

                         INDEX TO FINANCIAL STATEMENTS

Balance Sheet as of June 30, 2003 (Unaudited) and December 31, 2002          F-3

Statement of Operations for the three and six months ended June 30, 2003
(Unaudited) and 2002                                                   F-4 - F-5

Statement of Stockholders' Equity for the six months ended June 30, 2003     F-6


Statement of Cash Flows for the six months ended June 30, 2003
(Unaudited) and 2002                                                         F-7


Notes to Financial Statements                                         F-8 - F-10

                             ICT TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                June 30,         December 31,
                                                  2003                 2002
                                                Unaudited
Current assets

   Cash and cash equivalents                    $    1,182           $267,735
   Accounts receivable                             885,300            120,745
   Inventory                                       314,749            336,590
   Deposits on Inventory                           111,000
   Prepaid expenses                                    550              2,797
                                                 ---------          ---------
Current assets                                  $1,312,781           $727,867

Property and equipment-net                          42,005             49,761

Other assets
   Security deposit                                  5,000              5,000
   Goodwill                                        324,569            324,569
                                                 ---------          ---------
Total other assets                                 329,569            329,529

Total assets                                     1,684,355          1,107,197
                                                 =========          =========

       Liabilities and Stockholders Equity

Current liabilities
   Accounts payable and accrued expenses          $143,527           $121,475
   Bank overdraft                                   35,275
   Payroll taxes                                   100,049
   Bank lines of credit                            360,054            434,547
   Officer loans payable                         1,263,338            818,890
                                                 ---------          ---------


Total current liabilities                        1,902,243          1,374,912
                                                 ---------          ---------
Stockholders equity
Preferred stock authorized 10,000,000
 shares $0.001 par value each
 At June 30, 2003 and December 31, 2002 there
 are -0- shares outstanding respectively
Common stock authorized
 200,000,000 shares $.001 par value each,
At June 30, 2003 and December 31, 2002,
 there are 86,053,492 shares outstanding
 respectively                                       86,053             92,043
Common stock subscribed                            215,600            112,100
Additional paid in capital                       1,933,434          1,917,944
Retained earnings                               (2,452,975)        (2,383,802)
                                                 ---------          ---------
Total stockholders equity                         (217,888)          (267,715)
                                                 ---------          ---------
Total liabilities and stockholders equity       $1,684,355         $1,070,177
                                                 =========          =========

See notes to accompanying financial statements

                             ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE SIX MONTHS ENDED

                                           June 30,          June 30,
                                             2003               2002
                                           Unaudited         Unaudited

Revenue
  Durable goods
   Long Distance telephone                  $ 18,465
   Prepaid telephone cards
    and internet CD's                        811,226          $627,936
                                            --------          --------
Total revenues                               829,691           627,936


Cost of goods sold
   Prepaid telephone cards
    and internet CD's                        162,092           399,493
                                            --------          --------
Total cost of goods sold                     162,092           399,493

Gross profit                                 667,599           228,443


Operating expenses
  Selling, general and administrative        729,018           440,768
Non cash compensation-issuance of shares
    Of common stock for services                                 6,000
  Depreciation                                 7,756             2,544
                                            --------          --------
Total operating expenses                     736,774           449,312

Income (loss) from operations                (69,175)         (220,869)
Other income
  Interest income                                  2                35
                                             --------         --------
Total other income                                 2                35

Net income (loss)                         $  (69,173)        $(220,834)

                                            =========        =========
Net income (loss) per share-basic             $0.00           $(0.00)
Number of shares outstanding-basic          86,053,492       86,053,492
                                            =========        =========

See accompanying notes to financial statements

                              ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                            June 30,          June 30,
                                              2003              2002
                                           Unaudited         Unaudited
Revenue
  Durable goods
   Long Distance telephone                  $    465
   Prepaid telephone cards
    and internet CD's                         64,295         $  218,561
                                            --------           --------
Total revenues                                64,760            218,561


Cost of goods sold
   Prepaid telephone cards
    and internet CD's                         13,592            118,048
                                            --------           --------
Total cost of goods sold                      13,592            118,048

Gross profit                                  51,168           100,513


Operating expenses
  Selling, general and administrative        369,223            636,242
  Non cash compensation-issuance of shares
    Of common stock for services                                  6,000
  Depreciation                                 3,878              7,000
                                            --------           --------
Total operating expenses                     373,101            645,742

Income (loss) from operations               (321,937)          (545,229)
Other income
  Interest income                                  2                 28
                                            --------           --------
Total other income                                 2                 28

Net income (loss)                         $ (321,935)        $ (545,201)

                                           =========          =========
Net income (loss) per share-basic            $0.00              $(0.00)
Number of shares outstanding-basic         86,053,492         86,053,492
                                           =========          =========

See accompanying notes to financial statements

                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                    Common      Additional
                  Common    Common  Stock       paid        Retained
Date              Stock     Stock   Subscribed  Capital     Earnings      Total

Balances
January 1, 2002  7,686,025   $7,686           $1,168,110  $(1,257,554) $(81,758)

Issuance of shares
for acquisition of
Europhone, Inc. 78,000,000   78,000                                      78,000

Capital contribution                              65,000                 65,000

Issuance of shares
as consulting fees 6,093,300   6,093             148,014                154,107

Sale of shares through
private placement    264,167     264             536,820                537,084

Common stock
subscribed                             112,100                          112,000

Net loss                                                  (1,132,248)(1,132,248)
                   --------   ------   -------  --------   ---------  ----------

Balances
December 31, 2002 92,043,492  92,043  $112,100 $1,917,944 $(2,389,802)$(267,715)

Unaudited
June 30, 2003
Common stock subscribed                119,000                          114,000
Delivery of stock
  Subscribed          10,000      10   (15,500)  (14,490)                 -0-
Cancellation of
 Escrowed shares of
 Common stock      6,000,000 (6,000)                           6,000      6,000


Net Profit                                                   (69,173)   (69,173)
                  --------  --------  --------  --------   ---------  ----------
Balances
June 30, 2003    86,053,492 $92,053  $215,600$1,933,434  $(2,452,975) $(217,888)

         ICT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                       June 30,       June 30,
                                                         2003           2002
                                                       Unaudited

OPERATING ACTIVITIES
    Net (loss)                                          $(69,175)    $(738,716)
    Adjustments for noncash and
      non-operating items:
      Non cash expenses-issuance of shares
       Of common stock for services                                      6,000

      Depreciation                                         7,756         2,544
      Non-cash compensation-
         consulting fees paid
     Changes in operating assets and
     liabilities, net of acquisitions:
     Receivables                                        (764,555)
     Inventory                                            21,841       (30,347)
     Prepaid expense                                       2,247
     Deposit on inventory purchase                      (111,000)
     Accounts payable and
      accrued expenses                                    22,052        86,236
     Bank overdraft                                       35,275
     Payroll taxes                                       100,049

    Cash provided (used) by                              -------       -------
      operating activities                              (755,508)     (674,283)


INVESTING ACTIVITIES
    Cash used by investing activities                     -0-           -0-

FINANCIAL ACTIVITIES
    Capital contribution                                                65,000

    Bank loans payable                                   (74,493)      258,786
    Proceeds from sale of stock                          119,000
    Officer loan payable (used)                          444,448       350,497
                                                         -------       -------
    Cash provided by financing activities                488,955       674,283

NET (DECREASE) IN CASH                                  (266,553)        -0-
CASH BALANCE BEGINNING OF PERIOD                         267,735           100
                                                         -------       -------


    CASH BALANCE END OF PERIOD                         $   1,182        $  100
                                                         =======      ========


    NON CASH ACTIVITIES:
     Interest                                           $   -0-       $   -0-
     Corporate income taxes                             $   -0-       $   -0-
     Business acquisition                               $   -0-       $   -0-

                          NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2003
                                    Unaudited


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, Europhone USA, Inc., Europhone, Inc., Europhone USA, LLC, Eurospeed, Inc. and Eurokool, Inc. All significant inter-company transactions have been eliminated in consolidation.

The Consolidated Balance Sheet as of June 30, 2003, the Consolidated Statement of Operations, Statement of Cash Flows and Statement of Stockholders Equity for the six months ended June 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002, and for all periods presented have been made.

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

NOTE B - EARNINGS PER SHARE

Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the six month periods through June 30, 2003, there were no dilutive securities outstanding.

NOTE C - INCOME TAXES

A deferred income tax asset is established for the complete amount of income tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards. In addition, a deferred income tax asset or liability is established for the complete amount of income tax benefits or liabilities from the effect of temporary differences. The components of the net deferred income tax assets as of June 30, 2003 were as follows:
Deferred income tax assets:

    Net operating loss carryforwards                     $ 932,130
    Valuation allowance                                  ( 932,130)
                                                          --------
Net deferred income tax assets                           $       0
                                                          ========


At June 30, 2003, the Company has federal and state income tax loss carryforwards of approximately $2,452,975 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $2,452,975 at June 30, 2003, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized. The valuation allowance changed by $2,452,975 during 2003 primarily due to increased net operating losses (NOLs) which increased the amount of the Company's gross deferred income tax assets.

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

NOTE D - STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2003, the Company has received subscriptions through a private placement for an aggregate of 153,600 shares of common stock aggregating $215,600.

On May 9, 2002, the Company issued 6,000,000 shares of common stock into escrow in consideration for services, to be provided by a consultant to the Company. As of March 31, 2003, the escrowed shares were being held by the company pending completion of the agreement. During the second quarter, these shares were returned to the Stock Transfer Agent for cancellation. It is possible that the consultant will take the position that the Company is liable for the re-issuance of these shares. The Company is reserving 6,000,000 shares of common stock pending a final resolution of its rights and obligations under the agreement, which the Company is seeking to accomplish on a negotiated basis. If the Company is required to re-issue these shares of common stock upon that resolution or in connection with any subsequent judicial proceedings, a charge to operations of approximately $6,000,000 would be incurred.

The Company has received subscriptions for an aggregate of 153,600 shares aggregating $215,600 through June 30, 2003. The Company is reserving this number of shares pending the completion of the offering and delivery of the shares.

NOTE E - COMMITMENTS AND CONTINGENCIES

Lease agreements

The Company, through one its subsidiaries, leases approximately 3,858 feet of office space from an unrelated party at 33 West Main Street, Elmsford, New York. The lease is in the name of Europhone USA, Inc. and is for a period extending to January 31, 2006 at a monthly rent of $6,109 plus $723 in common area charges, in addition to real estate taxes, and a security deposit of $13,663.

The Company is obligated to pay payroll taxes aggregating $100,049 which includes penalties and interest for prior quarters. The Company is in the process of negotiating a payoff schedule with the Internal Revenue Service.

NOTE F - Related Party Transactions

In December, 2002 the Company shipped an aggregate of $1,300,000 (discounted amount) in prepaid telephone cards to three distributors of prepaid phone cards on an essentially consignment basis. The invoices become due upon the first use of the telephone cards by the subscribers. One of the customers is a company owned by the daughter of Mr. Vasilios Koutsobinas, Chairman of the Board of the Company.

The Company is obligated to repay moneys advanced by officers' of the Company aggregating $1,263,338 with interest at 4.25% interest payable on demand.

NOTE G - Accounts Receivable

The Company shipped an aggregate of $763,000 in prepaid telephone cards and prepaid internet access CD's to one distributor in Brooklyn, New York. As of June 30, 2003, this amount remains unpaid. The Company has negotiated an extension of payment terms to allow this customer to complete their marketing program and distribute the Company's products to their customers for sale.

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

ICT Technologies focus as a distribution company was established through a transaction (the "2002 Transaction") with Vasilios Koutsobinas, which was effective as of May 9, 2002. Pursuant to the 2002 Transaction, Mr. Koutsobinas contributed to ICT a 100% ownership interest in Europhone, Inc. In addition, pursuant to the 2002 Transaction, Mr. Koutsobinas caused Europhone USA, which at the time the 2002 Transaction was consummated was wholly owned by Mr. Koutsobinas, to perform as agent for the Company certain distribution agreements that had been entered into by Europhone USA. The terms of the 2002 Transaction were amended in April 2003 to include the contribution by Mr. Koutsobinas to ICT of a 100% ownership interest in Europhone USA, in recognition of the fact that Europhone USA and the Company had been operating on a combined basis since May 9, 2002. Finally, pursuant to the 2002 Transaction, Mr. Koutsobinas contributed to the Company a 100% ownership interest in Eurospeed, Inc. and Eurokool, Inc., which do not currently conduct operations but hold certain intellectual property used by the Company.

As a result of the 2002 Transaction, ICT Technologies succeeded to the rights of Europhone Inc. and Europhone USA under the following agreements:

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

We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating the Company's market plans for telecommunications products, air conditioners and motorcycles, developing sources of supply, developing and testing of marketing strategy, and expanding the management team to further marketing research and development for the Company's products. For the period from July 1, 2002 to June 30, 2003, these activities were funded through the subscriptions of a total of 153,600 shares of common stock aggregating $215,600. We have also funded our operations and growth through officer loans from Mr. Vasilios Koutsobinas and Mr. Joshua Shainberg, aggregating $1,263,338 as of June 30, 2003.

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

The Company sells its products primarily through distributors. Such distribution agreements do not normally grant the distributor the right to return unsold products. To the extent distributors are granted return rights for unsold equipment and prepaid phone cards, sales transactions to the distributors are accounted for as a consignment until products are sold by the distributor. Generally, these cards are activated for use once received by the distributor. If the distributor does not sell these cards within a twelve month period, this activation period will expire.

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

         Telecommunications Segment

As of June 30, 2003, our prepaid phone cards are being sold both domestically and in Greece. In December 2002, we shipped an aggregate of $1,289,340 (discounted amount) in prepaid phone cards to two distributors in Greece on an essentially consignment basis. Included in this shipment was $541,140 worth of prepaid phone cards shipped to Antiko Travel, which is wholly owned by the daughter of Mr. Koutsobinas. We also have one domestic distributor representing $90,000 in pre-discounted product. As of June 30, 2003, we have an amount receivable of $16,300 from Antiko Travel and $63,000 from the domestic phone card distributor.

In addition to these products, which served as our principal revenue sources for the six months ended June 30, 2003, we have an agreement with Canquest Online covering the period through December 31, 2004 for the distribution of CD's through online and point-of-sale activated channels. The CD's allow users to access the internet on a periodic basis, as per their needs, until the designated amount of time [in hours] available through the disk is depleted. As of June 30, 2003, we have shipped an aggregate of $700,000 (discounted amount) or 50,000 CD's to one domestic customer. As of June 30, 2003, this amount remains unpaid. The Company has negotiated an extension of payment terms to allow this customer to complete their marketing program and distribute the Company's products to their customers for sale.

We also engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to, and collected from, long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of June 30, 2003, our customer base (long distance only) is located entirely in the United States.

We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC"). As of June 30, 2003, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones.

         Air Conditioners Segment

We also have agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning Company, Limited ("Chigo") and Guangdong Richvast Company, Limited ("Richvast"). Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is permitted only under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. ICT Technologies' distribution agreement with Richvast covers the period through August 2007. Pursuant to this agreement, ICT Technologies is entitled to distribute Richvast products worldwide. ICT
Technologies has an exclusive right to distribute specific models of air conditioners in Europe, manufactured by Richvast, bearing the "Eurokool" brand name. As of June 30, 2003, we have advanced $111,000 to Chigo for the production of air conditioners for pending orders.

         Motorcycles Segment

We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of June 30, 2003, we have not generated any revenue and have samples of these motorcycles in inventory. The Company's distribution agreements for durable goods (including mobile telephones) include requirements that ICT Technologies order minimum quantities of products. These minimum order requirements have not been satisfied to date, and although the relevant suppliers have agreed verbally not to enforce such requirements based on past order shortfalls (in some cases, in recognition of the fact that regulatory approvals have not been obtained), there is no assurance that these suppliers will not seek to enforce the minimum purchase requirements in the future. These minimum quantities are substantial, and ICT Technologies does not currently have the financial resources to satisfy the minimum ordering requirements to which ICT Technologies is subject. Moreover, ICT Technologies' distribution agreements generally do not establish any price at which the goods to be supplied thereunder are to be purchased, and the Company must negotiate prices for each shipment of goods it orders.

Results of Operations for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Revenues for the six months ended June 30, 2003 consist of long distance telephone service, prepaid telephone cards, and internet CD's.


                            ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE SIX MONTHS ENDED

                                           June 30,          June 30,
                                             2003               2002
                                           Unaudited   %     Unaudited

    %
Revenue
  Durable goods
   Long Distance telephone                  $ 18,465   1.5
   Prepaid telephone cards
    and internet CD's                        811,226  98.5  $627,936    100.0
                                            -------- -----  --------    -----
Total revenues                               829,691 100.0   627,936    100.0



Cost of goods sold
   Prepaid telephone cards
    and internet CD's                        162,092  19.5   399,493     63.6
                                             -------- ----  --------    -----
Total cost of goods sold                     162,092  19.5   399,493     63.6

Gross profit                                 667,599  80.5   228,443     36.4


Operating expenses
  Selling, general and administrative        729,018  87.9   440,768     70.3
  Non cash compensation-issuance of shares
    Of common stock for services                               6,000      0.1

  Depreciation                                 7,756    .1     2,544      0.1
                                            --------  ----  --------     ----
Total operating expenses                     736,774  89.0   449,312     71.5


Income (loss) from operations                (69,175) (8.3) (220,869)   (35.2)
Other income
  Interest income                                  2              35
                                             --------       --------
Total other income                                 2              35

Net income (loss)                         $  (69,173) (8.3)$(220,834)   (35.2)

                                           =========  ====  ========    =====

For the six months ended June 30, 2003, the Company generated net sales of $829,691 as compared to $627,936 for the six months ended June 30, 2002. For the six months ended June 30, 2003, revenues consisted of $18,465 in long distance telephone service and $811,226 in prepaid telephone cards and internet CD's. Revenues from long distance telephone service were from domestic retail customers.

As of June 30, 2003, service costs for the prepaid telephone calling cards and CD's were $162,092 or 19.5% of revenue. As of June 30, 2002, service costs for the prepaid telephone calling cards were $399,493 or 63.6% of revenue.

Our gross profit for all categories for the six months ended June 30, 2003 was $667,599 or 80.5% of sales. Our gross profit for all categories for the six months ended June 30, 2002 was $228,443 or 36.4% of sales.

The Company's selling, general and administrative costs aggregated approximately $729,018 for the six months ended June 30, 2003, as compared to $440,768 for the six months ended June 30, 2002, representing an increase of $288,250. The aggregate of $729,018 consists of the following: professional fees of $103,168; office expenses and other general and administrative of $162,442, advertising of $116,927, payroll of $259,549, insurances of $24,982, rent of $43,404 and travel and entertainment of $18,546. The aggregate of $440,768 consists of legal and professional expenses of $106,770; advertising of $41,462; travel and entertainment of $4,873; telephone of $9,686; rent of 68,578, and selling, general and administration of $209,399.

Liquidity and Capital Resources

Net cash used by operating activities was $755,508 for the second quarter of 2003, as compared to net cash used by operating activities of $674,283 for the second quarter of 2002. This amount includes, amongst other things, cash being provided by a net loss from operations of $69,175, an increase in accounts receivable of $764,555, a reduction in inventory of $21,841, and an increase in accounts payable of $22,052, which includes an accrual for the expected telephone access time relating to the internet access CD's aggregating $100,000, and increase in deposits for the advance cost of manufacturing air conditioners in China, a reduction in prepaid telephone deposits with our carrier, a bank overdraft of $35,275, and a balance due for payroll taxes of $100,049.

Net cash used by investing activities was $-0- for the second quarter of 2003, as compared to net cash used by investing activities of $-0- for the second quarter of 2002.

Net cash increase from financing activities was $488,955 for the second quarter of 2003 as compared to net cash provided by financing activities of $674,283 for the second quarter of 2002. During the second quarter of 2003, we reduced bank loans payable by $74,493, and received net proceeds of $119,000 from private sales of our common stock and increased officer loans payable by $527,068. During the same period in 2002, we funded our operations through an increase in officer loans payable aggregating $350,497, increased bank loans payable by $258,786 and received a capital contribution of $65,000.

Working capital at June 30, 2003 was negative at $672,082 as compared to a negative of $647,045 at December 31, 2002.

The Company's cash balance at June 30, 2003 and currently is inadequate to meet ICT Technologies' needs for any appreciable period of time. Although ICT Technologies' operations are using cash rather than producing positive cash flow, management believes that it will eventually be able to fund the Company through the Company's reorganization process by increasing revenues from the sale and collection of prepaid telephone calling cards and CD's, long distance telephone service, and air conditioners. We also expect to experience an increase in revenues from the sales of our other products: motorcycles and mobile telephones. We believe that shipments of air conditioners, motorcycles and telephones will take place during the third quarter of 2003 and that cash will be generated to fund subsequent shipments. It will be necessary for the Company to obtain additional financing arrangements, and in certain cases to obtain additional regulatory approvals, to expand its distribution activities.

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

Item 3. Controls and Procedures

Mr. Vasilios Koutsobinas, ICT Technologies Chief Executive Officer, and Andrew Eracleous, ICT Technologies Chief Financial Officer, have evaluated the effectiveness of ICT Technologies' disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. In designing and evaluating the disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and they necessarily were required to exercise their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon their evaluation, Messrs. Koutsobinas and Eracleous concluded that ICT Technologies presently has in place controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by ICT Technologies in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in ICT Technologies internal controls or in other factors that could significantly affect these controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In May of 1999, ICT Technologies, Inc. and Joshua Shainberg brought an action against Furio Maglione and 9008-9657 Quebec Corp. (aka Giros Corp.) in the United States District Court, District of New Jersey, Docket #C 99 2058(AMW) alleging that defendants had breached an agreement pursuant to which 300,000 shares (the "Shares") of ICT Technologies, Inc. Common Stock was to be exchanged for certain real estate assets. The complaint was subsequently amended to add Abraham Shainberg, the original owner of the shares, and a former director and former officer of ICT Technologies, Inc., as a plaintiff and to add Olde Monmouth Stock Transfer and Trust Co. ("Olde Monmouth"), ICT Technologies, Inc.'s transfer agent, as a defendant. As a result of this litigation, the Shares are being held by Olde Monmouth subject to an order preventing their transfer until further court order. The goal of the litigation is to have the Shares returned to Abraham Shainberg.

Furio Maglione subsequently asserted counterclaims against Joshua Shainberg and ICT Technologies, Inc. for breach of contract and misrepresentation seeking unspecified actual and punitive damages. Among other things, Mr. Maglione alleges that his agreement with such plaintiffs was breached by virtue of transfer restrictions being applicable to the Shares at the time they were tendered to Mr. Maglione and by alleged representations that the Shares had a market value of $2.4 million and were freely transferable. ICT Technologies does not believe the counterclaims asserted against it have any merit and intends to defend this action vigorously. ICT Technologies filed a request for summary judgment by the acceptable date set by the court.

There are no other material legal proceedings pending or, to its knowledge, threatened against ICT Technologies.

Item 2. Changes in Securities

None

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

Date: September 5, 2003

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

CERTIFICATION
OF THE CHIEF EXECUTIVE OFFICER

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

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

Date:  September 5, 2003
                                                  /s/ Vasilios Koutsobinas
                                                      Vasilios Koutsobinas
                                                      Chief Executive Officer

19
                                 CERTIFICATION
                         OF THE CHIEF FINANCIAL OFFICER

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

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report.

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

Date:  September 5, 2003
                                                   /s/ Andrew Eracleous
                                                       Andrew Eracleous
                                                   Chief Financial Officer

20
Exhibit 99.1

                           CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ICT Technologies, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

September 5, 2003

Exhibit 99.2

                           CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ICT Technologies, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

September 5, 2003