Form 10QSB
period 2003-09-30
ICT TECHNOLOGIES INC
filed 2003-11-25
CIK 1005663

COMPANY DATA:  COMPANY  CONFORMED NAME: ICT  TECHNOLOGIES  INC CENTRAL
     INDEX KEY: 0001005663 STANDARD INDUSTRIAL CLASSIFICATION:RETAIL-RETAIL STORES, NEC [5990] FISCAL YEAR END: 1231 FILING VALUES: FORM TYPE: 10QSB SEC ACT: 1934 Act SEC FILE NUMBER: 000-29805 FILM NUMBER:


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

                For the quarterly period ended September 30, 2003

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

Common Stock, par value $0.001, 86,116,492 shares outstanding as of November 17, 2003

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 17
Item 2. Changes in Securities and Use of Proceeds............................ 18
Item 3. Defaults Upon Senior Securities...................................... 18
Item 4. Submission of Matters to a Vote of Security Holders.................. 18
Item 5. Other Information.................................................... 18
Item 6. Exhibits and Reports on Form 8-K..................................... 18

SIGNATURES.................................................................19-23

QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2002 under "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of its operations and changes in its financial position from January 1, 2003, through September 30, 2003, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.


                          INDEX TO FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2003 (Unaudited) and December 31, 2002     F-3

Statement of Operations for the nine months ended September 30, 2003
(Unaudited) and 2002                                                   F-4 - F-5

Statement of Stockholders' Equity for the nine months ended
September 30, 2003                                                           F-6

Statement of Cash Flows for the nine months ended September 30, 2003
(Unaudited) and 2002                                                         F-7

Notes to Financial Statements                                         F-8 - F-10

                                                        ICT TECHNOLOGIES, INC.
                                                      CONSOLIDATED BALANCE SHEET

                                              September 30,        December 31,
                                                  2003                 2002
                                                Unaudited
Current assets

   Cash and cash equivalents                    $   22,802           $267,735
   Accounts receivable                             157,650            120,745
   Inventory                                       337,953            336,590
   Prepaid expenses                                                     2,797
                                                 ---------          ---------
Current assets                                  $  518,405           $727,867

Property and equipment-net                          38,127             49,761

Other assets
   Security deposit                                  5,000              5,000
   Goodwill                                        324,569            324,569
                                                 ---------          ---------
Total other assets                                 329,569            329,569

Total assets                                       886,101          1,107,197
                                                 =========          =========

       Liabilities and Stockholders Equity

Current liabilities
   Accounts payable and accrued expenses          $277,986           $121,475
   Payroll taxes                                   156,617
   Bank lines of credit                            357,514            434,547
   Officer loans payable                         1,588,283            818,890
                                                 ---------          ---------


Total current liabilities                        2,380,400          1,374,912
                                                 ---------          ---------
Stockholders equity
Preferred stock authorized 10,000,000
 shares $0.001 par value each
 At September 30, 2003 and December 31, 2002 there
 are -0- shares outstanding respectively
Common stock authorized
 200,000,000 shares $.001 par value each,
At September 30, 2003 and December 31, 2002,
 there are 86,103,492 and 92,043,492
 shares outstanding respectively                    86,103             92,043
Common stock subscribed                            151,600            112,100
Additional paid in capital                       2,023,384          1,917,944
Retained earnings                               (3,755,386)        (2,389,802)
                                                 ---------          ---------
Total stockholders equity                       (1,494,299)          (267,715)
                                                 ---------          ---------
Total liabilities and stockholders equity       $  886,101         $1,107,197
                                                 =========          =========

See notes to accompanying financial statements

                              ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            FOR THE NINE MONTHS ENDED

                                         September 30,     September 30,
                                             2003               2002
                                           Unaudited         Unaudited

Revenue
   Durable goods                             $39,965          $106,000
   Long distance telephone                    20,348            14,745
   Prepaid telephone cards
    and internet CD's                        104,837           223,050
                                            --------          --------
Total revenues                               165,150           343,795


Cost of goods sold
   Durable goods                              29,221            73,000
   Prepaid telephone cards
    and internet CD's                         77,696            98,325
                                            --------          --------
Total cost of goods sold                     106,917           171,325

Gross profit                                  58,233           172,470


Operating expenses
  Selling, general and administrative      1,396,526         1,239,916
  Depreciation                                11,634            13,350
                                            --------          --------
Total operating expenses                   1,408,160         1,253,266

Income (loss) from operations             (1,349,927)       (1,080,796)
Other income

  Interest income                                  2                98
  Interest expense                           (21,659)
                                             --------           --------
Total other income                           (21,657)               98

Net income (loss)                        $(1,371,584)      $(1,080,698)

                                            =========        =========
Net loss on per
  share basis                                $(0.02)          $(0.01)
                                            =========        =========
Weighted average
 number of shares                          85,790,120       91,682,175
 outstanding                                =========        =========

See accompanying notes to financial statements

                              ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                         September 30,     September 30,
                                              2003              2002
                                           Unaudited         Unaudited
Revenue
   Durable goods                             $39,965
   Long Distance telephone                       465           $106,000
   Prepaid telephone cards
    and internet CD's                         24,330            292,329
                                            --------           --------
Total revenues                                64,760            398,329


Cost of goods sold
   Durable goods                              29,221             73,000
   Prepaid telephone cards
    and internet CD's                         13,592            220,897
                                            --------           --------
Total cost of goods sold                      42,813            293,897

Gross profit                                  21,947            104,432


Operating expenses
  Selling, general and administrative        340,002            362,234
  Depreciation                                 3,878              3,086
                                            --------           --------
Total operating expenses                     343,880            365,320

Income (loss) from operations               (321,933)          (260,888)
Other income
  Interest income                                  2                 41
                                            --------            --------
Total other income                                 2

Net income (loss)                         $ (321,931)        $ (260,847)

                                          ==========          ==========


 Net loss on per
  share basis                               $(0.00)             $(0.00)
                                          ==========          ==========
Weighted average
 number of shares                         85,790,120          91,682,175
outstanding                               ==========          ==========



See accompanying notes to financial statements

                             ICT TECHNOLOGIES, INC.
                        STATEMENT OF STOCKHOLDERS EQUITY

                                       Common      Additional
                     Common    Common  Stock       paid in    Retained
Date                 Stock     Stock   Subscribed  Capital    Earnings    Total

Balances
January 1, 2002     7,686,025   $7,686          $1,168,110 $(1,257,554)$(81,758)

Issuance of shares
for acquisition of
Europhone, Inc.      78,000,000   78,000                                  78,000

Capital contribution                               65,000                 65,000

Issuance of shares
as consulting fees    6,093,300   6,093           148,014                154,107

Sale of shares through
private placement      264,167      264           536,820                537,084

Common stock
subscribed                               112,100                         112,000

Net loss                                                  (1,132,248)(1,132,248)
                      ------     ------ -------  --------  ----------  ---------

Balances
December 31, 2002  92,043,492 92,043 $112,100 $1,917,944 $(2,389,802) $(267,715)

Unaudited
September 30, 2003
Common stock subscribed               145,000                            145,000
Delivery of stock
  Subscribed       60,000       60   (105,500)  105,440                      -0-
Cancellation of
 Escrowed shares of
 Common stock  (6,000,000)  (6,000)                               6,000      -0-


Net Profit                                                (1,371,584)(1,371,584)
             ----------  -------- --------      --------   ---------- ----------
Balances
September
30, 2003    86,103,492  $86,103 $151,600    $2,023,384  $(3,755,386)$(1,494,299)

                             ICT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED

                                                     September 30, September 30,
                                                         2003           2002
                                                       Unaudited    Unaudited

OPERATING ACTIVITIES
    Net (loss)                                       $(1,371,584)  $(1,080,698)
    Adjustments for noncash and
      non-operating items:

      Depreciation                                        11,634        13,350
      Non-cash compensation-
         consulting fees paid                                           75,000
     Changes in operating assets and
     liabilities, net of acquisitions:
     Receivables                                         (36,905)     (277,360)
     Inventory                                            (1,363)     (235,168)
     Prepaid expenses                                      2,797
     Accounts payable and
      accrued expenses                                   156,511         6,175
     Payroll taxes                                       156,617
    Cash provided (used) by                              -------       -------
      operating activities                            (1,082,293)   (1,498,701)

INVESTING ACTIVITIES
  Purchase of fixed assets
  Security deposit                                                      (5,000)
                                                                       --------
  Cash used by investing activities                        -0-          (5,000)

FINANCIAL ACTIVITIES
    Common stock subscribed                                             65,000
    Bank loans payable                                   (77,033)      300,000
    Proceeds from sale of stock                          145,000       400,000
    Officer loan payable (used)                          769,393       738,801
                                                         -------       -------
    Cash provided by financing activities                806,360     1,503,801

NET (DECREASE) IN CASH                                  (244,933)          100
CASH BALANCE BEGINNING OF PERIOD                         267,735         -0-
                                                         -------       -------


    CASH BALANCE END OF PERIOD                         $  22,802          $100
                                                         =======      ========
    NON CASH ACTIVITIES:
     Interest                                           $   -0-       $   -0-
     Corporate income taxes                             $   -0-       $   -0-
     Business acquisition                               $   -0-       $   -0-

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003
                                    Unaudited


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company, Europhone USA, Inc., Europhone, Inc., Europhone USA, LLC, Eurospeed, Inc. and Eurokool, Inc. All significant inter-company transactions have been eliminated in consolidation. The Consolidated Balance Sheet as of September 30, 2003, the Consolidated Statement of Operations, Statement of Cash Flows and Statement of Stockholders Equity for the nine months ended September 30, 2003 and 2002 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002, and for all periods presented have been made.

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

NOTE B - EARNINGS PER SHARE

Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the nine month periods through September 30, 2003, there were no dilutive securities outstanding.

NOTE C - INCOME TAXES

A deferred income tax asset is established for the complete amount of income tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards. In addition, a deferred income tax asset or liability is established for the complete amount of income tax benefits or liabilities from the effect of temporary differences. The components of the net deferred income tax assets as of September 30, 2003 were as follows:
Deferred income tax assets:

    Net operating loss carryforwards                     $ 1,276,831
    Valuation allowance                                   (1,276,831)
                                                          ----------
Net deferred income tax assets                           $         0
                                                          ==========

At September 30, 2003, the Company has federal and state income tax loss carryforwards of approximately $3,755,386 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $3,755,386 at September 30, 2003, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized. The valuation allowance changed by $1,365,584 during 2003 primarily due to increased net operating losses (NOLs) which increased the amount of the Company's gross deferred income tax assets.

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

NOTE D - STOCKHOLDERS' EQUITY

Common Stock

As of September 30, 2003, the Company has received subscriptions through a private placement for an aggregate of 173,300 shares of common stock aggregating $257,100.

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

The Company is obligated to pay payroll taxes aggregating $156,617 which does not include penalties and interest for prior quarters. The Company is in the process of negotiating a payoff schedule with the Internal Revenue Service.

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

The Company is obligated to repay moneys advanced by officers' of the Company aggregating $1,588,283 with interest at 4.25% interest payable on demand.

NOTE G - Accounts Receivable

The Company shipped an aggregate of $763,000 in prepaid telephone cards and prepaid internet access CD's to one distributor in Brooklyn, New York. As of September 30, 2003, the discounted amount of $63,000 for the prepaid telephone cards remains unpaid. The Company has negotiated an extension of payment terms to allow this customer to complete its marketing program and distribute the Company's products to its customers for sale. As of September 30, 2003, all of the prepaid internet access CD's were returned to the Company for full credit.

NOTE H - Pending Litigation

Subsequent to the date of the financial statements, the Company received notice of lawsuits by two claimants, Edward R. Engels, CPA and the former auditor for the Company, for $12,121 in fees owed and from Rainbow Advertising, Corp. for approximately $32,000 in advertising expenses.

Since the Company has just received notice of these claims, it is too premature to estimate the merits of these claims and potential outcome.

The Company has recognized an accrued liability for these claims aggregating $44,121.

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

     Prepaid telephone calling cards;
     Prepaid internet service CD's;
     Air conditioners;
     Motorcycles;
     Internet (ISP) service; and
     Mobile telephones

During the third quarter of 2003, ICT Technologies completed a partial sale and delivery of air conditioners to a distributor in Greece. The remaining shipment should be completed in the fourth quarter of 2003. ICT Technologies also completed sales of prepaid telephone calling cards and continued to provide long-distance telephone service.

Currently, the Company is researching opportunities and positioning itself to create brand awareness and market its products through online B2B sites. Through membership subscription to online business portals, the Company expects to expand its relationships with distributors for its various durable goods.

We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating the Company's market plans for telecommunications products, air conditioners and motorcycles, developing sources of supply, developing and testing of marketing strategy, and expanding the management team to further marketing research and development for the Company's products. For the period from July 1, 2003 to September 30, 2003, these activities were funded through the subscriptions of a total of 13,000 shares of common stock aggregating $26,000. We have also funded our operations and growth through officer loans from Mr. Vasilios Koutsobinas, Mr. Joshua Shainberg and Andrew Eracleous aggregating $1,588,283 as of September 30, 2003.

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

The Company sells its products primarily through distributors. Such distribution agreements do not normally grant the distributor the right to return unsold products. To the extent distributors are granted return rights for unsold equipment and prepaid phone
                                                                  11
cards, sales transactions to the distributors are accounted for as a consignment until products are sold by the distributor. Generally, prepaid phone cards are activated for use once received by the distributor. If the distributor does not sell these cards within a twelve month period, this activation period will expire.

Telecommunications service revenue is recognized when services are provided. Revenue on sales of prepaid calling cards is deferred upon sale to a distributor or customer (end-user) and recognized as the card balances are decremented based on minute usage and service charges. Unused balances are recognized as revenue upon expiration of the calling cards.

Revenues from the sale of prepaid internet service CD's ("CD's") are recognized at the time of shipment. The Company does not defer revenue on the sale of CD's because the Company's cost for the CD's represents a small component of the sale price, with the total cost of usage being accrued at the time of shipment and billing. This is in recognition of the fact that these CD's will be used by most customers within a thirty day period from the time of purchase.

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

Business Activities

We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes the sale of prepaid telephone cards and CD's, mobile telephones, Internet (ISP) service, and long distance telephone service.

         Telecommunications Segment

The Europhone Prepaid Phone Card is a residential and corporate product that allows users to purchase a designated amount of long distance minutes to make calls, from virtually any phone or country worldwide, without worrying about having the correct amount of change. The cards are purchased in denominations of $5, $10, and $20.

As of  September  30,  2003,  our  prepaid  phone  cards  are  being  sold  both domestically and in Greece. In December 2002, we shipped an aggregate of $1,289,340 (discounted amount) in prepaid phone cards to two distributors in Greece on an essentially consignment basis. Included in this shipment was $541,140 worth of prepaid phone cards shipped to Antiko Travel, which is wholly owned by the daughter of Mr. Koutsobinas. We also have one domestic distributor representing $90,000 in pre-discounted product. As of September 30, 2003, we have an amount receivable of $16,300 from Antiko Travel and $63,000 from the domestic phone card distributor.
                                                                  12

The Company is designing and developing an assortment of prepaid phone cards that may be introduced before year end. It is also holding contractual negotiations with local air-time providers for competitive rates and network accessibility. This new collection of cards, when available, will feature enhanced visual graphics, better cost per usage benefits, and themes representing targeted consumer calling markets. The worldwide deregulation of the telecommunications industry and projected growth of the multi-billion dollar prepaid phone card market makes this an attractive but competitive product segment. Through these more competitive offerings, the Company expects to initially seize a very small portion of the total market share in an effort to revitalize its prepaid phone card business.

In addition to these products, which served as our principal revenue sources for the nine months ended September 30, 2003, we have an agreement with Canquest Online covering the period through December 31, 2004 for the distribution of CD's through online and point-of-sale activated channels. The CD's allow users to access the internet on a periodic basis, as per their needs, until the designated amount of time [in hours] available through the disk is depleted. As of June 30, 2003, we had an amount receivable for a shipment of 50,000 CD's to one domestic distributor aggregating $700,000 (discounted amount). The shipment was recorded in the first quarter, but the Company had negotiated an extension of payment terms to allow this distributor to complete its marketing program and distribute the CD's to customers. As of September 30, 2003, the entire shipment was returned for credit. After extensive product testing to identify features and product quality improvements that would be favored in future CD upgrades, the Company discovered that the CD's exhibited some incompatibility issues with certain computer operating systems that made their use difficult for novice computer users. As a result, the Company recalled the product from the customer and is reversing the sale of CD's recorded in the first quarter. Currently, the Company is negotiating with Canquest Online for an equitable resolution to this product's shortcomings.

We also engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. This service is available on landline and cellular telephones for worldwide communication. We earn our income as a percentage of the amount billed to, and collected from, long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of September 30, 2003, our customer base (long distance only) is located entirely in the United States.

We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC"). As of September 30, 2003, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones. However, the Company entered into an exclusive development agreement with Audiovox Communications Corporation ("ACC"). Pursuant to the agreement, the Company will utilize its research and (marketing) development resources to provide ACC with requested CDMA, TDMA, and GSM/GPRS wireless phones. An initial purchase order of $98,000,000 has been received from ACC and the product is currently being manufactured for delivery in 2004.

         Air Conditioners Segment

We also have agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning Company, Limited ("Chigo") and Guangdong Richvast Company, Limited ("Richvast"). Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is permitted only under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. ICT Technologies' distribution agreement with Richvast covers the period through August 2007. Pursuant to this agreement, ICT
                                                                  13

Technologies  is  entitled  to  distribute  Richvast  products  worldwide.   ICT
Technologies has an exclusive right to distribute specific models of air conditioners in Europe, manufactured by Richvast, bearing the "Eurokool" brand name.

As of September 30, 2003, the Company had fulfilled a partial delivery of air conditioners to a distributor in Greece. An unexpected heat wave in Europe and the Mediterranean region this past summer has resulted in greater potential air conditioner sales in various European and African nations. Through various forms of communication, the Company has perceived strong initial interest from distributors and customers for the Eurokool brand as a result of this unforeseen event. Additionally, as the European Union's economic woes subside and affordable air conditioners are seen more as a standard living necessity than a luxury item, demand for the Company's air conditioning units may increase.

Until recently, the Company was restricted in its ability to sell product due to the various certifications and regulations that need to be met both domestically and internationally. Most of these regulatory restrictions have now been complied with and we believe that our sales and marketing functions will begin generating revenues.

Subsequent to the date of the financials, the Company completed a sale of air conditioners to a distributor in Puerto Rico for approximately $54,000. This sale and other pertinent information will be reflected in the Company's 2003 Annual Report.

         Motorcycles Segment

We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of September 30, 2003, we have not generated any revenue and have samples of these motorcycles in inventory. The Company's distribution agreements for durable goods (including mobile telephones) include requirements that ICT Technologies order minimum quantities of products. These minimum order requirements have not been satisfied to date, and although the relevant suppliers have agreed verbally not to enforce such requirements based on past order shortfalls (in some cases, in recognition of the fact that regulatory approvals have not been obtained), there is no assurance that these suppliers will not seek to enforce the minimum purchase requirements in the future. These minimum quantities are substantial, and ICT Technologies does not currently have the financial resources to satisfy the minimum ordering requirements to which ICT Technologies is subject. Moreover, ICT Technologies' distribution agreements generally do not establish any price at which the goods to be supplied thereunder are to be purchased, and the Company must negotiate prices for each shipment of goods it orders.

Until recently, the Company was restricted in its ability to sell product due to the various certifications and regulations that need to be met both domestically and internationally. Most of these regulatory restrictions have now been complied with and we believe that our sales and marketing functions will begin generating revenues.

Results of Operations for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2003 and 2002. Revenues for the nine months ended September 30, 2003 consist of air conditioners (durable goods), long distance telephone service and prepaid telephone cards.

                              ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                            FOR THE NINE MONTHS ENDED

                                         September 30,      September 30,
                                             2003               2002
                                           Unaudited     %    Unaudited    %

Revenue
   Durable goods                             $39,965   24.2%   $106,000   30.8%
   Long Distance telephone                    20,348   12.3%     14,745    4.3%
   Prepaid telephone cards
    and internet CD's                        104,837   63.5%    223,050   64.9%
                                            --------  -----   --------
Total revenues                               165,150  100.0%    343,795  100.0%


Cost of goods sold
   Durable goods                              29,221   17.7%     73,000   21.2%
   Prepaid telephone cards
    and internet CD's                         77,696   47.0%     98,325   28.6%
                                            -------- ------    --------   ----
Total cost of goods sold                     106,917   64.7%    171,325   49.8%

Gross profit                                  58,233   35.3%    172,470   50.2%


Operating expenses
  Selling, general and administrative      1,396,526  845.6%  1,239,916  360.6%
  Depreciation                                11,634    7.0%     13,350    3.9%
                                            --------  -----    --------  -----
Total operating expenses                   1,408,160  852.6%  1,253,266  364.5%

Income (loss) from operations             (1,349,927)(817.4)%(1,080,796)(314.3)%
Other income

  Interest income                                  2                 98    0.00%
  Interest expense                           (21,659) (13.1)%
                                             -------- ------   -------- ------
Total other income                           (21,657) (13.1)%        98   0.00%

Net income (loss)                       $(1,371,584)(830.5)%$(1,080,698)(314.3)%

                                           ========= =====    ========= ======


For the nine months ended September 30, 2003, the Company generated net sales of $165,150 after reflecting a reduction in CD sales from the return of $700,000 in merchandise from a distributor in Brooklyn, New York as compared to $343,795 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, revenues consisted of $39,965 in the sale of air conditioners, $20,348 in long distance telephone service and $104,837 in prepaid telephone cards. Revenues from long distance telephone service were from domestic retail customers.

As of September 30, 2003, service costs for the prepaid telephone calling cards were $77,696 or 47.0% of revenue and the cost of the air conditioners sold was $29,221 or 17.7% of revenue. As of September 30, 2002, service costs for the prepaid telephone calling cards were $98,325 or 28.6% of revenue.

Our gross profit for all categories for the nine months ended September 30, 2003 was $58,233 or 35.3% of sales. Our gross profit for all categories for the nine months ended September 30, 2002 was $172,470 or 50.2% of sales.

The Company's selling, general and administrative costs aggregated approximately $1,396,526 for the nine months ended September 30, 2003, as compared to
$1,239,916 for the nine months ended September 30, 2002, representing an increase of $156,610. The aggregate of $1,396,526 consists of the following: professional fees of $206,602; office expenses and other general and administrative of $367,227, advertising of $196,894, payroll and payroll taxes of $503,183, insurances of $39,049, rent of $43,404 and telephone $40,167.

Liquidity and Capital Resources

Net cash used by operating activities was $1,082,293 for the third quarter of 2003. This amount includes, amongst other things, a net loss from operations of $1,371,584, an increase in accounts receivable of $36,905, an increase in inventory of $1,363, an increase in accounts payable of $156,511, and a balance due for payroll taxes of $156,617.

Net cash used by investing activities was $-0- for the third quarter of 2003.

Net cash increase from financing activities was $806,360 for the third quarter of 2003. During the third quarter of 2003, we reduced bank loans payable by $77,033, received net proceeds of $145,000 from private sales of our common stock and increased officer loans payable by $769,393.

Working capital at September 30, 2003 was negative at $1,861,995 as compared to a negative of $647,045 at December 31, 2002.

The Company's cash balance at September 30, 2003 and currently is inadequate to meet ICT Technologies' needs for any appreciable period of time. Although ICT Technologies' operations are using cash rather than producing positive cash flow, management believes that it will eventually be able to fund the Company through the Company's reorganization process by increasing revenues from the sale of prepaid telephone calling cards and air conditioners. We also expect to experience an increase in revenues from the sales of our other products: motorcycles and mobile telephones. We believe that shipments of motorcycles and mobile telephones will take place during the fourth quarter of 2003 and that cash will be generated to fund subsequent shipments. It will be necessary for the Company to obtain additional financing arrangements, and in certain cases to obtain additional regulatory approvals, to expand its distribution activities.

Until positive cash flow can be generated, ICT Technologies will have to raise additional capital to meet its routine operating expenses. There is no assurance that such financing will be available to ICT Technologies on terms satisfactory to it or on any terms at all. Messrs. Koutsobinas, Shainberg, and Eracleous have no obligation to make any further investment in ICT Technologies. If ICT Technologies raises additional capital at this time through the issuance of additional equity, the current shareholders of ICT Technologies may experience substantial dilution.

Item 3. Controls and Procedures

Mr. Vasilios Koutsobinas, ICT Technologies Chief Executive Officer, and Andrew Eracleous, ICT Technologies Chief Financial Officer, have evaluated the effectiveness of ICT Technologies' disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. The design and evaluation of the disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurances of achieving the desired control objectives and Messrs. Koutsobinas and Eracleous necessarily were required to exercise their judgment in evaluating the
                                                                  16
cost-benefit relationship of possible controls and procedures. Based upon their evaluation, Messrs. Koutsobinas and Eracleous concluded that ICT Technologies presently has in place controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by ICT Technologies in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Since the date of the evaluation, there have been no significant changes in ICT Technologies internal controls or in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In October of 2003, Edward R. Engels brought an action against ICT Technologies, Inc. in the Civil Court of the City of New York, County of the Bronx alleging that the Company had breached an agreement to pay for audit services rendered and other charges amounting to $12,121.50. It is too premature for the Company to estimate the merits of these claims and potential outcome.

In November 2003, the Company received notice of a lawsuit from Rainbow Advertising, Corp. for unpaid advertising and promotional expenses aggregating $32,000. It is too premature for the Company to estimate the merits of these claims and potential outcome.

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

Date: November 24, 2003

                                    ICT Technologies, Inc.
                                    -----------------------------------------
                                    (Registrant)



                                    /s/ Vasilios Koutsobinas
                                    -----------------------------------------
                                    Vasilios Koutsobinas
                                    Chief Executive Officer



                                    /s/ Joshua Shainberg
                                    -----------------------------------------
                                    Joshua Shainberg
                                    President



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


Date:  November 24, 2003
                                                  /s/ Vasilios Koutsobinas____
                                                      Vasilios Koutsobinas
                                                      Chief Executive Officer


                     20
                                  CERTIFICATION
                         OF THE CHIEF FINANCIAL OFFICER

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


Date:  November 24, 2003
                                                  /s/ Andrew Eracleous_______
                                                      Andrew Eracleous
                                                     Chief Financial Officer

                                                                  21
Exhibit 99.1

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ICT Technologies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                                /s/ Vasilios Koutsobinas______
                                             Name:  Vasilios Koutsobinas
                                            Title:  Chief Executive Officer

November 24, 2003

 Exhibit 99.2

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ICT Technologies, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                            /s/ Andrew Eracleous__________
                                         Name:  Andrew Eracleous
                                       Title:  Chief Financial Officer

November 24, 2003