Form 10KSB
period 2003-12-31
ICT TECHNOLOGIES INC
filed 2004-05-21
CIK 1005663

10KSB




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB
                                   (Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The issuer's revenues for its most recent fiscal year were: $203,013.

     The   aggregate   market   value  of  the  voting   Common  Stock  held  by
non-affiliates of the issuer, based on the closing sales price of $1.49 per share, was $128,437,248 as of May 18 2004.

At May 18, 2004, the registrant had outstanding 86,199,492 shares of Common Stock, par value $0.001 per share.


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

                             ICT TECHNOLOGIES, INC.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Unless the context otherwise requires, (i) all references to "ICT Technologies" or the "Company" include ICT Technologies, Inc. and its wholly owned subsidiaries Europhone Inc., EurophoneUSAEurophone USA, Inc. ("Europhone USA") (Europhone, Inc. together with Europhone USA is hereinafter referred to jointly as "Europhone") EurophoneUSAEurophone USA LLC, Eurokool Inc., and Eurospeed Inc. and (ii) all references to the Company's activities, results of operations and financial condition prior to May 9, 2002 relate to EurophoneUSAEurophone USA, Inc. ("EurophoneUSA"), which is the accounting predecessor of the Company.

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

BUSINESS OVERVIEW

ICT Technologies is a holding company for products and services in the telecommunications and consumer durables sectors. During 2003, shifted emphasis in its business away from calling cards focusing more on mobile telephone design and manufacturing. For that reason, among others, revenue in the prepaid telephone card business decreased. Revenue for the our durable good business increased modestly. In 2003, we completed shipments of prepaid telephone calling cards (variable rate) and sample shipments of air conditioning units to distribution channels in EuropeGreece, generating revenues in each of these areas, and continued the operation of EurophoneUSA's telecommunications business as described below. We also have distribution relationships for the following additional products and services:

* Prepaid internet service;
* Motorcycles;
* Internet (ISP) service; and
* Mobile telephones

We expect to begin generating revenue due to our relationship with Audiovox Communications Corporation (Audiovox or ACC) and other mobile telephone buyers during the third quarter of 2004 and possibly in the second quarter of 2004. Sales from this relationship has not yet commenced, although we have been put third party design and manufacturing facilities in place to serve the contract. It will not be necessary for us to obtain any further financing or governmental approvals to commence distribution of these mobile telephones.

ICT Technologies focus as a holding company with operating subsidiaries engaged in the distribution of various products manufactured by unrelated third parties was established through a transaction (the "2002 Transaction") with Mr. Vasilios Koutsobinas and EurophoneUSA, which was effective as of May 9, 2002. Pursuant to the terms of that 2002 Transaction, Mr. Koutsobinas contributed to ICT Technologies, Inc. a 100% ownership interest in Europhone, Inc. In addition, pursuant to the 2002 Transaction, Mr. Koutsobinas and caused Europhone USA, which at the time the 2002 Transaction was consummated was wholly owned by Mr. Koutsobinas, to perform as agent for the Company certain distribution agreements that had been entered into by Europhone USA the remaining contracts described above as agent for ICT Technologies. The terms of the 2002 Transaction were amended in April 2003 to include the contribution by Mr. Koutsobinas to ICT of a 100% ownership interest in Europhone USA, in recognition of the fact that Europhone USA and the Company had been operating on a combined basis since May 9, 2002. Finally, pursuant to the 2002 Transaction, Mr. Koutsobinas contributed to the Company a 100% ownership interest in Eurospeed, Inc. and Eurokool, Inc., which do not currently conduct operations but hold certain intellectual property used by the Company. As a result of the 2002 Transaction, ICT Technologies succeeded to the rights of Europhone Inc. and Europhone USA under and EurophoneUSA conveyed their rights to ICT Technologies under the following agreements:

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

ICT Technologies, Inc. was formed on May 27, 1999 and is the successor by merger to a New York corporation formed on February 8, 1994. ICT Technologies is a holding company for operating subsidiaries that conduct distribution activities. The Company's principal executive office is located at 33 West Main Street, Elmsford, New York 10523 and its telephone number is (914) 592-1700. Information about ICT Technologies may be found on its website at www.icttechnologies.com. Information found on ICT Technologies website should not be considered part of this annual report on Form 10-KSB.

BUSINESS SEGMENTS

ICT Technologies has organized its distribution businesses into three segments: telecommunications, air conditioners and motorcycles. The following is a description of the principal products and services in each segment and the ways that ICT Technologies expects to profit from distributing these products and services.

Telecommunications

                                 Telephones

ICT Technologies has an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation Ltd. ("Ningbo") of the PRC. Pursuant to this agreement, which will come into effect upon the first shipment of mobile telephones to ICT Technologies, ICT Technologies has the exclusive right to distribute specified models of mobile phones manufactured by Ningbo outside the Peoples Republic of China (PRC) through June 1, 2007. ICT Technologies has agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement; if ICT Technologies purchases less than 400,000 mobile phones each year (or 30,000 per month), the agreement provides that it can be terminated automatically by Ningbo. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods, but there is no assurance that such forbearance will continue. The prices of the mobile phones are to be adjusted each quarter by agreement of the parties based upon market conditions. Ningbo is the second largest manufacturer of mobile telephones in the PRC.

During the last quarter of 2003, we entered into an informal relationship whereby we agreed to design, and then sell, mobile telephones to Audiovox, a leading distributor of mobile telephones worldwide. To supply the design function we entered into an agreement on October 20,2003 with Uroa Tech, Inc. through Europhone USA which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date. The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time. We have received a letter of credit from ACC for 9.8 million dollars to pay for the first installment of 100,000 telephones, along with a purchase order covering the delivery of 1 million cellular telephones over a twelve month period. To finance the manufacture of this order, we issued a back to back letter of credit against the ACC Letter of Credit for 9 million dollars to an unrelated third party manufacturer to fulfill the order. We expect to receive payment for the first installment of telephones late in the second quarter or in the third quarter of 2004. However, the ACC purchase order has expired and while we expect both the first shipment, and all subsequent shipments, to be accepted by Audiovox there may not exist, at this time, a contractual obligation to accept the shipments. In the event of non-acceptance of the shipment, we will be materially and adversely affected. The Company has recently requested that ACC reconfirm their purchase order.

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

ICT Technologies began providing long distance service in October 2002 and served approximately 4,000 long distance subscribers, all located in the United States, at December 31, 2003.

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

As of December 31, 2003, the Companys products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount [of the card(s)] less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

Revenue is earned through the rounding of minutes used, access charges, connection charges and weekly maintenance fees and the Company pays the related telephone charges to the carrier on a daily basis as usage occurs. It is the Company's experience that these cards are consumed within the first 30 days of sale and activation; otherwise, they will expire after 90 days.

All air time for the Europhone Prepaid Phone Card is provided to ICT Technologies by Canquest. ICT Technologies maintains a security deposit with Canquest against which air time charges are debited as calls are made by users. ICT Technologies agreement with Canquest for the provision of air time is effective through October 27, 2004, subject to automatic 12-month renewal if no termination notice is delivered by either party.

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

                              Internet Service

Prepaid Internet Service. The Company initially into an agreement with Canquest Online covering the period through December 17, 2004 for the distribution of prepaid internet service, in the form of compact disks, through online and point-of-sale activated channels. ICT Technologies intends to commence distribution of its goeurophone prepaid internet access compact disk during 2005 since research and development by Canquest has not yet been completed. The compact disk can be inserted in any computer with a dial-up capability and used to browse the web. In addition, each compact disk will provide the user with e-mail hosting services for up to five e-mail addresses that can be used to send and receive e-mail. Users will also be entitled to a customized home page. Unlike traditional internet and hosting services, the goeurophone prepaid internet compact disk will permit users to gain access to these services without the need for a credit card and without any commitment to subscribe for ongoing services. Goeurophone prepaid internet compact disks will be sold in denominations of $10 for 10 hours of internet access and $20 for 22 hours of internet access.

ISP Service. ICT Technologies intends to offer flat-rate, unlimited internet access as an agent of ISP services provided by PowerNet Global. ICT Technologies plans to begin marketing this service during 2004 to retail customers as well as to the small office/home office market. The service will include web and email hosting: users will be provided with up to five e-mail addresses and a personal home page. The ICT Technologies internet access service will be supported by 24-hour a day, 7-day-a-week technical assistance provided by PowerNet Global.

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


Air Conditioners

ICT Technologies has entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC, Guangdong Chigo Air Conditioning Co., Limited ("Chigo") and Guangdong Richvast Group Company, Limited ("Richvast"). These air conditioners include split unit (which also serve as heaters since they are capable of blowing hot air), window, and floor unit models. Both manufacturers produce units that are comparable in cooling capacity and incorporate high-quality compressors supplied by Mitsubishi and Hitachi, respectively. The models produced by Richvast include enhanced decorative features, which are geared toward more affluent purchasers. Distribution of air conditioners began in 2002 with the shipment of samples and test models to Botzakis S.A. (Botzakis), a Greek wholesaler. Botzakis was subsequently terminated for non-payment.

ICT Technologies distribution agreement with Chigo covers the period through January 31, 2007. Pursuant to this agreement, ICT Technologies is appointed as the sole agent for the distribution of Chigo products bearing both the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. ICT Technologies agreed to purchase a minimum of 200,000 air conditioners in the year ending December 31, 2003 and must increase its purchases by 50% in each contract year thereafter. Compliance with minimum ordering requirements is to be tested monthly, and the failure to meet any month's minimum could lead to cancellation of the agreement by Chigo. However, ICT Technologies has received verbal assurance from Chigo that the minimum purchase requirements will not be enforced for past periods, but there can be no assurance that such forbearance will continue. The price for the air conditioning units is negotiated by the parties in connection with each purchase order. ICT Technologies is responsible for the installation, repair and maintenance of products distributed by it and for advertising such products at its expense. Chigo offers a one-year workmanship warranty on its products, whereas the major parts (such as compressor, fan motor, electric board, remote controller, etc.) are covered for five years, subject to malfunction being verified as a quality shortfall.

ICT Technologies distribution agreement with Richvast covers the period through August 2007. Pursuant to this agreement, ICT Technologies is entitled to distribute Richvast products worldwide. ICT Technologies has an exclusive right to distribute specific models of air conditioners in Europe, manufactured by Richvast, bearing the "Eurokool" brand name. ICT Technologies agreed to purchase a minimum of 80,000 air conditioners per year (or 4,000 per month) during the term of the distribution agreement. However, ICT Technologies has received verbal assurance from Richvast that the minimum purchase requirements will not be enforced for past periods, but there is no assurance that such forbearance will continue. The price for the air conditioning units is negotiated by the parties in connection with each purchase order.

Chigo manufactures air conditioners in Guangdong, PRC. Chigo employs over 8,000 people and has an annual production capability of approximately 3,000,000 air conditioners. The company also produces a wide variety of other industrial and consumer products. Chigo's technological team consists of over 300 professional technicians, many of whom hold doctoral degrees.

Before sales of any air conditioner models can commence in the United States, appropriate government and agency regulatory approvals will need to be secured. So far five models have received regulatory approval.

Motorcycles

ICT Technologies has entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. ICT Technologies planned product offerings under this contract include small displacement motorbikes, dirt bikes, all terrain vehicles, and scooters. ICT Technologies is obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods, but there can be no assurance that such forbearance will continue. The price for the motorcycles is negotiated by the parties in connection with each purchase order. Headquartered in Hong Kong with manufacturing, research, and development facilities located in Guangdong, PRC, Giantco is a motorcycle, scooter and engine manufacturer of the "HONGYI" brand.

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

Air conditioners are now invoiced at the time of shipment. Distributors of prepaid phone cards are invoiced when the cards are put to use. It is expected that distributors engaged by ICT Technologies will make payment for distributed products under a variety of terms including bank guarantees, T/T(similar to cash on delivery), letters of credit, and open account.

SALES, DISTRIBUTION AND MARKETING

ICT Technologies employs 4 individuals involved in sales and marketing. These employees focus on long distance service sales and prepaid telephone cards.

ICT Technologies engages independent distributors to increase the scope of its sales efforts. Independent distributor relationships have been established for the sale of prepaid telephone cards and air conditioners. ICT Technologies intends to establish distribution relationships in connection with the marketing of additional products, including a company owned by a family member of one of the Company's executives for the purpose of promoting sales and the distribution of ICT Technologies' products in Europe and the Middle East.

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

EMPLOYEES

ICT Technologies has 12 full-time employees. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be very good.

GOVERNMENT REGULATION

Numerous aspects of ICT Technologies operations are subject to governmental regulation in the U.S. and abroad. Various licenses and approvals are required to be obtained in order for ICT Technologies to distribute its products.

Motorcycles. The motorcycles to be distributed by ICT Technologies are subject to certification by the U.S. Environmental Protection Agency ("EPA") for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. ICT Technologies motorcycle products have not yet been certified to comply with these standards. ICT Technologies has been advised by Giantco that the motorcycles to be distributed already meet the more stringent certification standards adopted by the EU, and that Giantco believes its applications for federal and California certification will be approved. No certification is required for motor scooters with engines that are 50cc or smaller. ICT Technologies believes that the certification process for other motorcycles will be obtained during 2004.

Air Conditioners. Approvals have been secured for the sale of air conditioners in Europe (CE approval) and it is expected that the Company will be granted UL approval (for the sale of air conditioners in the United States) before the end of 2004.

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

Telecommunications Services. ICT Technologies competes with many of the largest telecommunications providers, including AT&T, MCI WorldCom and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater brand recognition and larger customer bases than we do. We may also compete with large operators in other countries. ICT Technologies believes that its long distance and ISP services are competitive based on price and are benefited by customer support provided by the carriers. A general decrease in telecommunication rates charged by major carriers could have a negative effect on our competitive position.

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

ITEM 2.  DESCRIPTION OF PROPERTY

ICT Technologies occupies office space at Crossroads Plaza at 33 West Main Street, Elmsford, New York 10523 which it subleases on a pass-through basis from Europhone USA. The annual rental is $73,302. The lease expires January 31, 2006.

ITEM 3.  LEGAL PROCEEDINGS

A legal action was filed against us by our former auditor, Edward Engels, in the Civil Court of the City of New York, Bronx County, seeking recovery of accounting fees totaling $25,000. We have filed a counterclaim seeking return of all previous moneys paid the Mr. Engels, approximately $75,000. We believe that we have meritorious defenses to this lawsuit and intend to vigorously prosecute this matter. In the event of an adverse outcome, we would be adversely effected.

A legal action by Rainbow Advertising for $36,000 for advertising services was filed during the third quarter of 2003. The Company has entered into a settlement agreement whereby payments of $10,000, $5,500 and $5,500 are due May 15, June 15 and July 5, 2004. The first installment was paid.

There are no other material legal proceedings pending or, to its knowledge, threatened against ICT Technologies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 2003, there were no matters submitted to a vote of the shareholders.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ICT Technologies Common Stock trades on the OTC Electronic Bulletin Board under the symbol "ICTT". The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

                                  HIGH             LOW

YEAR ENDED DECEMBER 31, 2001
First Quarter                     $2.00          $0.563
Second Quarter                    $1.01          $0.58
Third Quarter                     $1.50          $0.58
Fourth Quarter                    $2.15          $1.25

YEAR ENDED DECEMBER 31, 2002
First Quarter                     $2.50          $1.25
Second Quarter                    $2.85          $0.80
Third Quarter                     $3.20          $2.20
Fourth Quarter                    $6.25          $2.50

YEAR ENDED DECEMBER 31, 2003
First Quarter                     $7.00          $5.25
Second Quarter                    $7.00          $5.25
Third Quarter                     $6.00          $2.00
Fourth Quarter                    $2.00          $1.01

As of May 18, 2004, there were approximately 258 record owners of our Common Stock.

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

The forward-looking statements are made as of the date of this Annual Report on Form 10-KSB, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-QSB and 8-K.

GENERAL

In 2002, we entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc. and Europhone, Inc. We are currently located in Elmsford, New York. We are a holding company for operating subsidiaries that distribute products and services in the telecommunications and consumer durables sectors. We have completed shipments of prepaid telephone calling cards (variable rate) and shipments of air conditioning units to retail channels in the United States and Greece, generating initial revenues in each of these areas, while continuing the long-distance service and prepaid calling phone card business acquired from our predecessor, Europhone USA, Inc. We have also established distribution relationships for mobile telephones, Internet ("ISP") service, prepaid internet service and motorcycles. The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China ("PRC")and South Korea.

BUSINESS ACTIVITIES

We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes, but is not limited to, the sale of prepaid telephone cards, cellular telephones, and long distance telephone service. As of December 31, 2002, we have engaged in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to and collected from long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of December 31, 2003, our customer base (long distance only) is located entirely in the United States.

We market prepaid phone cards, for both residential and corporate uses, that allow users to purchase a designated amount of long distance minutes to make calls from virtually any telephone or country worldwide. Through this product, we earn a gross profit of approximately 36% of the face amount of the phone card. The phone card can be used until air time charges and other charges equal the total value of the card, subject to an 12 month expiration period. Revenue for these prepaid phone cards is deferred, recognized upon first usage, and then allocated to revenue. Revenue from the sale of prepaid phone cards is recognized upon activation by the end-user. Phone card service revenues are recognized as the end-user utilizes the cellular airtime. It is our experience that the card once activated the face amount of the card is consumed within 30 to 60 days through usage and fees.

In addition to these products which served as the basis of revenue sources for the year ended December 31, 2003, we have also entered into an agreement with Canquest Online covering the period through December 31, 2004 for the distribution of prepaid internet service, in the form of compact disks, through online and point-of-sale activated channels. We did ship an aggregate of $700,000 in compact disks in March, 2003 to one US based customer. Subsequent the transaction we discovered software related problems with the communications software. We granted credit for the full amount of the sale and took back the product.

We have entered into an agreements to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. ("Ningbo") of the PRC and Uroatech, Inc. of South Korea. Pursuant to this agreement with Ningbo, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions. As of December 31, 2003, we have received samples of the cellular telephones that we plan to sell and have not derived any revenue.

On October 20, 2003, we entered into agreement with Uroa Tech, Inc. through our subsidiary Eurphone USA, Inc. (Europhone) which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date. The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time.

During the last quarter of 2003, we entered into an informal relationship whereby we agreed to design, and then sell, mobile telephones to Audiovox, a leading distributor of mobile telephones worldwide. To supply the design function we entered into an agreement on October 20,2003 with Uroa Tech, Inc. through Europhone USA which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date. The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time. We have received a letter of credit from ACC for 9.8 million dollars to pay for the first installment of 100,000 telephones, along with a purchase order covering the delivery of 1 million cellular telephones over a twelve month period. To finance the manufacture of this order, we issued a back to back letter of credit against the ACC Letter of Credit for 9 million dollars to an unrelated third party manufacturer to fulfill the order. We expect to receive payment for the first installment of telephones late in the second quarter or in the third quarter of 2004. However, the ACC purchase order has expired and while we expect both the first shipment, and all subsequent shipments, to be accepted by Audiovox there may not exist, at this time, a contractual obligation to accept the shipments. In the event of non-acceptance of the shipment, we will be materially and adversely affected. The Company has recently requested that ACC reconfirm their purchase order.

We have also entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and Guangdong Richvast Company, Limited ("Richvast").

Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. We are obligated to purchase a minimum of 200,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the year ending December 31, 2003. However, ICT Technologies has received verbal assurance from Chigo and Richvast that the minimum purchase requirements will not be enforced for past periods. With regard to the Chigo agreement, we must increase our unit purchases by 50% in each contract year after the first for the duration of the contract. As of December 31, 2002, we have shipped our first order of 250 air conditioners, aggregating $106,000, to one customer in Greece. As of December 31, 2003, we have shipped an order of approximately 1,000 units to one additional customer in Greece aggregating $136,000.

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods. The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of December 31, 2002, we have not generated any revenue and have samples of these motorcycles in inventory. During the first quarter of 2004, we have ordered and received an additional 46 motorcycles as samples which are in inventory as of March 31, 2004.

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

These activities were funded through the sale of 390,167 shares of common stock for an aggregate consideration of $868,685. We have also received an additional contribution to capital of $65,000 and subscriptions for the sale of additional shares of common stock aggregating $23,906. Subsequent We have also funded our operations and growth through officer and director loans, aggregating $1,268,870 as of December, 31, 2003.

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

REVENUE RECOGNITION

As of December 31, 2003, the Company's products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

Revenue is earned through the rounding of minutes used, access charges, connection charges and weekly maintenance fees. The Company pays the related telephone charges to the carrier on a daily basis as usage occurs. It is the Company's experience that these cards are consumed within the first 30 days of sale and activation; otherwise, they will expire after 6 months after activation as a result of a minimum maintenance fee being charged to the card.

Revenue from the sale of durable goods is recognized when products are shipped or services are rendered.


IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, establishes accounting standards for the impairment of long-lived assets. The Company reviews its long- lived assets, including property and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced. There were no significant impairment losses recorded in 2003.

GOODWILL

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. As of December 31, 2003, we have written down the cost of good will by $216,000 representing the diminished earnings from our prepaid calling card business.

                             ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      For the year ended December 31, 2003

Results of Operations for the year ended December 31, 2003, as compared to the year ended December 31, 2002.

                                              December 31,       December31,
                                                    2002               2003

Revenue
  Durable goods                             $106,000    27.7%  $ 136,000   67.0%
    Long Distance telephone                   14,745     3.9%     15,296    7.5%
  Prepaid telephone cards                    261,377    68.4%     51,717   25.5%
                                            ---------    -----   -------  -----
Total revenues                               382,122    100.0%   203,013  100.0%

Cost of goods sold
  Telephone cards                             153,328    40.1%     5,020    2.5%
  Air conditioners                             73,000    19.1%   111,000   54.6%
                                            ----------   ----    -------   -----
Total cost of goods sold                      226,328    59.23%  116,020   57.1%

Gross profit                                  155,794     40.8%   86,993   42.9%

Operating expenses
  Selling, general and administrative     1,100,506  292.1 %  1,397,869   688.6%
  Non-cash compensation-issuance of stock   154,107   40.3 %     60,000    29.6%
  Depreciation                               17,800    4.7 %     15,514     7.6%
  Write down of inventory                                       316,000   155.7%
  Write down of goodwill                                        216,379   106.6%
                                          -----------  ------  ------     -----
Total operating expenses                  1,272,413  337.1%  2,005,762 ( 988.1)%

Income (loss) from operations            (1,116,619)(296.3)%(1,918,769)( 945.2)%
Other income
  Interest income                              121     0.0%
  Interest expense                         (15,750)           (49,176)   (24.2)%
                                             -----     ------   ------   -------
Total other income and expense             (15,629)     0.0%  (49,176)  ( 24.2)%

Net income (loss)                    $(1,132,248)(296.3)% $(1,967,945)(  969.4)%

                                       ========= ======     =========  ========


For the year ended December 31, 2002, the Company generated net sales of $382,122 as compared to $203,013 for the year ended December 31, 2003. Revenues decreased by $179,109 primarily because of our sales or prepaid telephone cards decreased from $261,377 in 2002 as compared to $51,717 for 2003 as a result of our change in strategic marketing focus from selling prepaid telephone cards to selling durable goods. Sales of air conditioners increased by $30,000 from $106,000 in 2002 to $136,000 in 2003. Commission income from the sale of long distance telephone service remained essentially the same being $14,745 in 2002 to $15,296 in 2003. Our overall cost of goods sold for telecommunication services for the year ended December 31, 2002 and 2003 was $153,328 and $5,020 respectively. These costs represented the cost of printing and telecommunication services of the prepaid telephone calling cards and long distance services being provided. Costs of services for the prepaid telephone calling cards and long distance telephone services was $153,328 or 40.1% and $5,020 or 2.5% of the revenue for prepaid telephone cards and other long distance telephone services. The cost of air conditioners was $73,000 or 68.9% and 111,000 or 81.6% for the years ending December 31, 2002 and 2003 of air conditioner sales.

Our gross profit for the year ended December 31, 2002 and 2003 aggregated $155,794 and $86,993 respectively for all categories of revenues. Our gross profit from the sales of air conditioners for December 31, 2002 and 2003 was $33,000 or 31.1% and $25,000 or 18.4% of revenues from air conditioners. Our gross profit from the revenues generated from the sale of prepaid calling cards and long distance telephone services for the year ended December 31, 2002 and 2003 $276,122 or 72.2% and $67,013 or 33.0% of revenues. This decrease of approximately $68,801 in gross profits for all categories are the result of decreased prepaid calling card and long distance telephone service sales in 2003.

The Company's selling, general and administrative costs aggregated approximately $1,100,506 for the year ended December 31, 2002, as compared to $1,397,869 for the year ended December 31, 2003, representing an increase of $297,363. The aggregate of $1,457,869 consists of the following: professional fees of $123,482; salaries, payroll taxes and commissions of $868,480; advertising of $216,248; rent of $85,670; telephone of $17,724 and office expenses of $86,265. We also issued an aggregate of 30,000 shares of common stock as non cash compensation of $60,000 for consulting fees.

The aggregate of $1,100,506 consists of travel and entertainment $33,903; legal and professional expenses of $168,648; consulting fees of $198,107; commissions of $48,524; advertising of $28,508; payroll of $309,832; insurance of $36,652; rent expense of $98,987; repairs and maintenance of $9,033; telephone expense of $122,245; and office expense of $46,067. We also paid out an additional $154,107 as non cash compensation through the issuance of 6,093,300 shares of common stock. The overall increase in general and administrative costs were primarily attributable to the additional staff and management and administrative infrastructure to support the growth in our business and the added legal, accounting and professional fees paid in conjunction with the acquisition of Europhone USA.

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

LIQUIDITY AND CAPITAL RESOURCES

The Companys cash decreased from $267,735 at December 31, 2002 to a cash balance of $8,571 at December 31, 2003. Working capital at December 31, 2003 was negative at $2,064,841 and is deficient in the payment of payroll taxes by several quarters aggregating $312,235, representing the principle amount of the payroll tax liability and estimated penalties and interest.

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

For the year ended December 31, 2003, we financed our operating activities through additional officer and director loans aggregating $439,980 and sales of 126,000 shares of common stock aggregating $258,907. Our uses of cash were for the purchase of fixed assets aggregating $651 and cash used by operations aggregating $841,392. We also issued an aggregate of 30,000 shares of common stock as non-cash compensation in payment of consulting services values at $60,000 or $2.00 per share. Management also write down inventory by an aggregate of $316,000 and goodwill by an aggregate of $214,379 after re-evaluating the value of our investment in prepaid calling card inventory and the value this declining business represents to the overall marketing strategy of the business going forward.

We have also established lines of Credit with the Ponce De Leon Federal Bank as follows: A $200,000 revolving line of credit with interest at 9% with monthly interest and principle payments of $4,980 ; a $10,000 revolving line of credit with interest payable monthly at 10.5% payable monthly.; and an additional revolving with a balance of $110,506 with interest of 9% payable monthly. The line of credit has the personal guarantee of Mr. Koutsobinas.

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

Known trends, events or uncertainties that could be reasonably likely to have a material adverse effect on our business may impact the Company's short-term or long-term liquidity and/or net sales, revenues, or income from continuing operations. As a result, it may be necessary for the Company to obtain additional financing arrangements and, in certain cases, governmental approvals to commence distribution of certain products and services, and the continuation and availability of inventory from present and future vendors at prices that will permit the Company to operate at and improved gross profit levels.

Thereafter, if cash generated from operations is insufficient to satisfy the Company's working capital and capital expenditure requirements, the Company may be required to sell additional equity or debt securities or obtain additional credit facilities. There can be no assurance that such financing, if required, will be available on satisfactory terms, if at all.

A legal action was filed against us by our former auditor, Edward Engels, in the Civil Court of the City of New York, Bronx County, seeking recovery of accounting fees totaling $25,000. We have filed a counterclaim seeking return of all previous moneys paid the Mr. Engels, approximately $75,000. We believe that we have meritorious defenses to this lawsuit and intend to vigorously prosecute this matter. In the event of an adverse outcome, we would be adversely effected.

A legal action by Rainbow Advertising for $36,000 for advertising services was filed during the third quarter of 2003. The Company has entered into a settlement agreement whereby payments of $10,000, $5,500 and $5,500 are due May 15, June 15 and July 5, 2004. The first installment was paid.

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

ICT Technologies Owes Back Payroll Taxes, Is Subject to Collection Action

We owe the United States Internal Revenue Service a minimum of $312,000 in Unpaid Payroll Taxes. These taxes are subject to the collection powers of the IRS which may be commenced at any time and which, if made, could result in levies upon our bank accounts, and potentially seizure of our assets. Any such activities could result in the cessation of our business activities.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

Name                                Age                  Position

Vasilios Koutsobinas                 49       Chairman, Chief Executive  Officer

Joshua Shainberg                     48       President, Director

Andrew Eracleous                     75       Chief Financial Officer, Director

Steve Tsavaris                       54       Director

Esmeraldo Diaz                       40       Director


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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Since January 1, 2003, the following reports under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") were not filed or were not timely filed by officers, directors or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to
Section 12 of the Exchange Act: To the Company's knowledge, no officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to January 1, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the three years ended December 31, 2003, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during 2003 and each other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 in 2003 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


Name and Principal Position   Year      Salary  Bonus  Compensation Compensation

Vasilios Koutsobinas          2003      $-0-      -0-        -0-             -0-
                              2002     $81,096   -0-      $4,666         $11,832
Joshua Shainberg n1/          2003      $-0-     -0-        -0-              -0-
                              2002      $-0-     -0-        -0-              -0-
                              2001      $-0-     -0-        -0-              -0-
                              2000      $-0-     -0-        -0-              -0-
Andrew Eracleous              2003     $32,730  - 0 -      - 0 -             -0-
                              2002     $31,000  - 0 -      - 0 -    $100,000(n2)

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

DIRECTOR COMPENSATION

Each non-management director of ICT Technologies, Inc. is paid $24,000 per year for his services as a director. No payments were made to the directors in 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 31, 2003, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company as a group.

                                     Amount and Nature of   Number of Percent of
                                  Beneficial Ownership (1)       Shares Class
Name and Address of Beneficial Owner

Vasilios Koutsobinas                       77,481,675                 88.8%
Joshua Shainberg                            4,877,230                  5.8%
Andrew Eracleous                              839,950                  1.0%
Steve Tsavaris                                      0                   -
Esmeraldo Diaz                                      0                   -

All executive officers and directors as a group:

5 persons                                  83,198,855                 96.6%

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

(b) No reports or Form 8-K were filed during the fourth quarter ended December 31, 2003.

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

                                        ICT TECHNOLOGIES, INC.

May 18, 2004                         /s/ Vasilios Koutsobinas
                                         Vasilios Koutsobinas
                                         Chief Executive Officer, Director
                                        (Principal Executive Officer)

May 18, 2004                        /s/ Andrew Eracleous
                                        Andrew Eracleous
                                        Chief Financial Officer, Director
                                    (Principal Financial and Accounting Officer)




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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Date: May 18, 2004


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting


Date: May 18, 2004


                                                         /s/ Andrew Eracleous
                                                             Andrew Eracleous
                                                         Chief Financial Officer




                       ITEM 1.  FINANCIAL STATEMENTS

     The consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of its operations and changes in its financial position from January 1, 2003, through December 31, 2003, have been made.

INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                            Page

Item 1 - Financial Statements


Balance Sheet as of December 31, 2003                                        F-4


Statements of Operations for the years ended December 31,
2003 and 2002                                                                F-5



Statements of Stockholders' Equity  for the years ended December 31,
2003 and 2002                                                                F-6



Statements of Cash Flows for the years ended December 31, 2003
and 2002                                                                    F-7





 Notes to Financial Statements                                        F-8 - F-20




                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                        A LIMITED LIABILITY CORPORATION
                           ACCOUNTANTS & CONSULTANTS






REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of ICT TECHNOLOGIES, Inc.

     We have audited the consolidated balance sheet of ICT Technologies, Inc. as of December 31,2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICT Technologies , Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that ICT TECHNOLOGIES, INC. will continue as a going concern. As more fully described in
Note 1, the company has incurred operating losses since the date of reorganization and requires additional capital to continue operations. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of ICT TECHNOLOGIES, INC. to continue as a going concern.




S/Drakeford & Drakeford, LLC
-------------------------------------

May 14, 2004


                             ICT TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET


                                                              December 31, 2003
                                             ASSETS


CURRENT ASSETS

Cash and cash equivalents                                         $        8,571
     Accounts receivable                                                  96,035
     Inventory                                                            83,065


     Total current assets                                                187,671


PROPERTY AND EQUIPMENT, net                                               34,898


OTHER ASSETS

     Security deposits                                                     5,000
     Goodwill                                                            108,190


              Total other assets                                         113,190


                       TOTAL ASSETS                                $     335,759


         LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES

Bank overdraft                                                     $      62,720
Accounts payable and accrued expenses                                    233,188
Payroll taxes and withholdings                                           312,235
Customer deposit                                                          54,960
Bank  lines of credit                                                    330,539


            Total current liabilities                                    993,642


LONG-TERM LIABILITIES

     Officer loans payable                                             1,258,870
      Total Liabilites                                                 2,252,512




STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, authorized 10,000,000 shares $.001 par value each. At December 31, 2003 there are 0 shares outstanding

Common stock authorized 200,000,000 shares, $.001 par value
each. At December 31, 2003, there are 86,199,492
shares outstanding                                                        86,199
Common stock subscribed                                                   23,906
Additional paid-in capital                                             2,324,889
Retained Earnings (deficit)                                          (4,351,747)


Total stockholders' equity (deficit)                                 (1,916,753)


               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     335,759

The accompanying notes are an integral part of these statements.


                             ICT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                               For the years ended

                                           December 31, 2003   December 31, 2002







Revenue


    Durable goods                            $    136,000           $   106,000
    Commissions & other                            15,296                14,745
    Prepaid telephone cards                        51,717               261,377



          Total revenues                           203,013              382,122



Cost of goods sold                                 116,020              226,328









Gross profit                                         86,993             155,794



Operating Expenses


    Selling, general and administrative            1,397,869          1,100,506
    Non-cash compensation-issuance of stock           60,000            154,107
    Depreciation                                      15,514             17,800
   Write down of inventory                           316,000                  0
   Write down of goodwill                            216,379                  0



          Total operating Expenses
                                                    2,005,762         1,272,413



          Net Income (loss) from operations         (1,918,769)     (1,116,619)



Other income and expenses


     Interest income                                                       121
     Interest expense                                   (49,176)       (15,750)



           Total other income (expenses)                (49,176)       (15,629)



                  Income (loss)                   $ ( 1,967,945)   $( 1,132,248)






Basic  earnings (loss) per common share                $   (.02)      $   (.01)



Weighted average shares outstanding, basic            89,229,492     85,820,687









The accompanying notes are an integral part of these statements.


                             ICT TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                     Common     Additional
                   Common stock      Stock      Paid-in     Accum.
                   Shares   Amount   Subscribed Capital     Loss           Total


Balance at
January 1, 2002   7,686,025  $7,686           $1,168,110  $(1,257,554) $(81,758)


Issuance of shares
for acquisition of
Eurohone,Inc.   78,000,000   78,000                                       78,000


Capital contribution                              65,000                  65,000

Issuance of shares as
consulting fees  6,093,300   6,093               148,014                 154,107


Sale of shares through
private placement  264,167     264               536,820                 537,084


Common stock subscribed              112,100                             112,100


Net loss for the year
ended December  31, 2002__  _____   ______ ________      (1,132,248) (1,132,248)


Balance at
December 31,2002 92,043,492  $92,043 $112,100 $1,917,944 $(2,389,802) $(267,715)



September 30, 2003
Common Stock subscribed                258,907                           258,907
Delivery of common
stock subscribe     126,000      126  (347,101) 346,975                     -0-
Cancellation of
escrowed shares of
common stock      (6,000,000) (6,000)                         6,000         -0-
Common shares issued
as consulting fees    30,000      30             59,970                   60,000
Net loss for the year
ended December  31, 2003                                  (1,967,945)(1,967,945)



Balance at
December 31,2003   86,199,492 $86,199 $23,906 $2,324,889(4,351,747) $(1,916,753)








The accompanying notes are an integral part of this statement.


                             ICT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For the year  ended     For the year ended

                                        December 31, 20003     December 31, 2002

OPERATING ACTIVITIES


Net (loss)                                 $  ( 1,967,945)        $  (1,132,248)
Adjustments for noncash and
nonoperating items:


      Depreciation and amortization                 15,514               17,800
 Common stock for services                          60,000              154,107
Write-down of goodwill                             216,379                   0
 Write-down of inventory                           316,000                   0
     Changes in operating assets and liabilities:


Receivables                                         24,710            (120,745)
Inventory                                          (62,475)           (136,737)
Prepaid expenses                                     2,797              (2,797)
Bank overdraft                                      62,720                   0
Accounts payable and accrued expenses              111,713              72,197
Customer deposit                                    54,960                   0
Payroll taxes and withholdings                     312,235                   0



Cash  (used) by operating activities              (841,392)         (1,148,423)



INVESTING ACTIVITIES

Capital expenditures                                  (651)              (3,000)


Cash used by investing activities                     (651)              (3,000)


FINANCIAL ACTIVITIES

Proceeds from common stock subscribed                258,907            112,100
Proceeds from sale of stock                                0            537,084
Capital contribution                                       0             65,000
Officer loan payable                                 439,980            270,327
Bank line of credit                                 (104,008)           134,547
Bank loan                                                  0            300,000



Cash provided by financing activities                 594,879         1,419,058



NET  INCREASE  (DECREASE) IN CASH                    (259,164)          267,635



CASH BALANCE BEGINNING OF PERIOD                      267,735               100



CASH BALANCE END OF PERIOD                          $   8,571       $   267,735



NON CASH ACTIVITIES:


Interest                                           $   54,821        $   15,750
Corporate income taxes                             $        0        $        0
Common stock subscribed                            $   60,000        $        0
Conversion of common stock                         $   341,101       $        0
Offset of account receivable by foreign customer
as reduction of officer loan                          $100,000


The accompanying notes are an integral part of these statements



                             ICT TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 2003


1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND CONTINUING OPERATIONS

Nature of Business and Basis of Presentation

     ICT Technologies, Inc. (the "Company" or "ICT"), located in Elmsford, New York. The Company is a distributor for products and services in the telecommunications and consumer durables sectors. The Company has completed shipments of prepaid telephone calling cards (variable rate) and shipments of air conditioning units to retail channels in Greece, generating its revenues in each of these areas, while continuing the long-distance service and prepaid calling phone card business acquired from its predecessor. The Company has also established distribution relationships for mobile telephones, Internet (ISP) service, prepaid internet service and motorcycles.

     Mobile telephones and motorcycles are being manufactured in the Peoples Republic of China (PRC). The Company expects to begin generating revenues in these additional product and service areas during 2004. As of December 31, 2003, sales in these areas have not yet commenced.

Continuing Operations

     During the period required to develop the subscriber base, expand its service coverage area and develop additional durable products, the Company has required and will continue to require additional operating funds. The Company has suffered net losses and negative operating cash flows since inception. For the year ended December 31, 2003, the Company had net losses from operations of $1,967,945, and negative operating cash flows from operations of $841,392. The Company is in a negative working capital position of $805, 971 at December 31, 2003 and is deficient in the payment of payroll taxes by several quarters aggregating  $312,235,  representing  the  principle  amount of the  payroll tax liability and estimated penalties and interest. The Company must fund the purchase of initial inventory pursuant to various contractual relationships with suppliers in the Peoples Republic of China (PRC). Funding for its operations has been provided primarily by officer loans and through the sale of common stock. For the period from January 1, 2002 through December 31, 2003, management has provided additional funding to the Company totaling $818,890 in the form of officer loans. The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone cards, internet services, and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain. While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

     Management's plans for future operations consist of developing its market share for durable goods, prepaid telephone card services and other complementary prepaid services through product awareness promotional campaigns and development of key manufacturing and distributor relationships for its products and services. The Company does not maintain retail outlets for its products. Rather, it sells its products and services through distributors who, in turn, resell the Company's products and services to customers and subscribers through a variety of distribution channels, including convenience-type retail stores, wholesalers and, to a lesser extent, other distribution channels.

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

The financial statements presented consist of the consolidated balance sheet of the Company; including Europhone USA, Inc., Europhone, Inc., Eurospeed, Inc.;
 Europhone USA, LLC; and Eurokool Inc. at December 31, 2003 and the related consolidated statements of operations and cash flows for the years ending December 31, 2002 and 2003. All significant inter-company transactions have been eliminated in consolidation.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vulnerability Due to Certain Concentrations

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is concentrated with two customers. One customer accounted for more than 10% of consolidated revenues in Fiscal 2003 for prepaid telephone calling cards and one customer accounted for the all of the revenues derived from the sale of air conditioners. This concentration of revenues increases our risk associated with nonpayment by these customers.

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

     The Company does extend credit to wholesale and retail purchasers of the Company's Durable goods and and prepaid calling cards,

Revenue Recognition

As of December 31, 2003, the Company's products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

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

     As of December 31, 2003, the Company wrote down the inventory of prepaid calling cards by $316,000.

Sources of Supply

     The Company purchases air conditioners through two primary suppliers located in the PRC with agreements contracted through our subsidiaries, Europhone, Inc. and Eurokool Although the Company believes that other suppliers ultimately could provide similar products on similar terms, a disruption in the supply from the Company's existing vendors could adversely affect the ability of the Company to meet its customers' requirements.

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

       Furniture and fixtures                    $13,934
       Leasehold improvements                     54,278
                                                --------
                                                  68,212
       Less - Accumulated depreciation
         and amortization                        (33,314)
                                                --------
                                                  $34,898
                                                    =====


     Depreciation expense was $15,514 and $17,800 for the years ended December 31, 2003 and 2002, respectively.

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

Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.
..The Company has revaluated the carrying value of goodwill and has written down the asset by $216,379 to $108,190.

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


Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 2003 and 2002, were approximately $216,248 and $28,508.

Fair Value of Financial Instruments

The values the Company presents for financial assets and liabilities as of December 31, 2003 (including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses) approximate the fair market value of these assets and liabilities due to their short maturity. The fair value of notes payable approximates carrying value at December 31, 2003.

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


     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends SFAS No. 123, transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS 123 and SFAS 148.

     In November 2002, FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," was issued. This interpretation requires the initial recognition and initial measurement, on a prospective basis only, to guarantees issued or modified after December 31, 2002. Additionally, certain disclosures requirements are effective for financial statements ending after December 15, 2002. There were no disclosures required of the Company in the fiscal 2002 and 2003 financial statements.

     In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," ("VIE's") was issued. This interpretation clarifies situations in which entities shall be subject to consolidation. This interpretation is effective for all VIE's created after January 31, 2003. The Company does not believe that the adoption of this interpretation will have any impact on its financial statements.

Litigation

The Company is subject to litigation in the ordinary course of its business. Management believes that any potential liability thereto is not material to the Company's financial position and results of operations.

A legal action was filed against the Company by our former auditor, Edward Engels CPA, in the Civil Court for the City of New York, seeking recovery of accounting fees and other damages totaling approximately $12,000.
The Company have filed a counterclaim seeking return of all previous moneys paid the Mr. Engels. Management believes that we have meritorious defenses to this lawsuit and intend to vigorously prosecute this matter. In the event of an adverse outcome, the Company would be adversely effected.

3. PAYROLL TAX LIABILITY

     The Company is  deficient  in the payment of Federal and State  payroll tax
trust  funds  aggregating  $312,235,   representing  the  principle  amount  due
including an estimate for penalties and interest.

4. STOCKHOLDERS' EQUITY

Common Stock

The following common stock transactions occurred in fiscal year 2003:

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

     As of December 31, 2003, the Company has received subscriptions for the sale of shares of common stock aggregating $258,907 and has converted $347,101 of subscriptions to 126,000 shares of common stock.. As of December 31, 2003, the Company has received an additional $23,906 in subscriptions for common stock.

     As of December 31, 2003, the Company issued an aggregate of 30,000 shares of common stock to two consultants in consideration for consulting fees valued at an aggregate of $60,000 or $2.00 per share.

5. BANK LINE OF CREDIT

Europhone USA received a revolving line of credit providing a $200,000 line of credit from the Ponce De Leon Federal Bank and is payable in monthly installment payments of $4,980 including interest at 9%. At December 31, 2003, the balance due was $110,506. The line of credit has the personal guarantee of Mr. Koutsobinas.

     On December 17, 2003, Europhone USA received a revolving line of credit providing a $10,000 line of credit from Ponce De Leon Federal Bank and is payable with interest only at 5%. The line of credit has the personal guarantee of Mr. Koutsobinas.

     As of December 31, 2002, Europhone USA is obligated to pay to Ponce De Leon Federal Bank a $210,016 loan with interest at 8% and principal payments of $1,367. The line of credit has the personal guarantee of Mr. Koutsobinas.

6. LEASES

The Company leases approximately 3,858 feet of office space from an unrelated party at 33 West Main Street, Elmsford, New York. The lease is in the name of Europhone USA and is for a period extending to January 31, 2006 at a monthly rent of $6,109 plus $723 in common area charges, in addition to real estate taxes, and a security deposit of $13,663. Future commitments for minimum lease rentals under non cancelable leases at December 31, 2003, are as follows:

      2004                 $88,992
      2005                 $91,662
      2006                 $94,411

Rent expense including common area charges under operating leases was $87,939 and $98,987 for the years ended December 31, 2003 and 2002, respectively. Obligations under capital leases are not significant.

7. INCOME TAXES

A deferred income tax asset is established for the complete amount of income tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards. In addition, a deferred income tax asset or liability is established for the complete amount of income tax benefits or liabilities from the effect of temporary differences. The components of the net deferred income tax assets as of December 31, 2003, were as follows:
Deferred income tax assets:

    Net operating loss carryforwards                     $ 1,653,663
    Valuation allowance                                  ( 1,653,663)
                                                       ---------------
Net deferred income tax assets                               $    0
                                                              =======

At December 31, 2003, the Company has federal and state income tax loss carryforwards of approximately $4,351,747 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $4,351,747 at December 31, 2003, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized.

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

8. Related Party Transactions

     The Company is obligated to repay moneys advanced by officers and directors of the company aggregating $1,258,870 payable without interest on demand.

     As of December 31, 2003, one foreign customer offset a balance due the Company aggregating $100,000 from the sale of air conditioners against moneys due them for promotional services rendered for the Company. This charge was reflected as a reduction in the officer loan payable to Vasilios Koutsobinas.

9.  Supply Agreements

The Company, through its subsidiaries has entered into various marketing agreements for the purchase of air conditioners, cellular telephones and motor scooters with various companies in the PRC. The terms of the agreements grant rights to market these products in the North American Continent and certain European countries. The terms of these agreements run essentially to March 31, 2007 and have minimum order requirements with agreed increases on an annual basis. As of December 31, 2003, the Company has not met the minimum order requirements under these agreements because of delays in obtaining approvals by various agencies in the United States. The Company through its subsidiaries has acquired the right to use such trade names as Eurospeed and Eurokool.

     During the last quarter of 2003, the Company entered into an informal relationship whereby we agreed to design, and then sell, mobile telephones to Audiovox ("ACC"),. To supply the design function the Company entered into an agreement on October 20,2003 with Uroa Tech, Inc. through Europhone USA which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date. The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time. We have received a letter of credit from ACC for 9.8 million dollars to pay for the first installment of 100,000 telephones, along with a purchase order covering the delivery of 1 million cellular telephones over a twelve month period. To finance the manufacture of this order, the Company has issued a back to back letter of credit against the ACC Letter of Credit for $9,000,000 to an unrelated third party manufacturer to fulfill the order. We expect to receive payment for the first installment of telephones late in the second quarter or in the third quarter of 2004. However, the ACC purchase order has expired and while we expect both the first shipment, and all subsequent shipments, to be accepted by Audiovox there may not exist, at this time, a contractual obligation to accept the shipments. In the event of non-acceptance of the shipment, the Company will be materially and adversely affected. The Company has recently requested that ACC reconfirm their purchase order.

     The Company is in litigation with Rainbow Advertising, Corp. for approximately $32,000 in advertising expenses. Subsequent to the date of the financial statements, the Company has reached agreement for settlement of this obligation aggregating $21,000 to be paid in installments.

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

                                                    December 31, December 31,
                                                       2002          2003
  Durable goods                                      $106,000     $136,000
  Long Distance telephone                              14,745       15,296
  Prepaid telephone cards                             261,377       51,717
                                                    ---------       ---------
      Total revenues                                  382,122      $203,013

Revenue from customers located outside of the United States represented approximately 63.6%, of total revenues for the year ended December 31, 2002, with Greece representing most sales.

Revenue from customers located outside of the United States represented approximately 92,5%, of total revenues for the year ended December 31, 2003, with Greece representing most of the sales.


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

                           CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                             AS ADOPTED PURSUANT TO

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

May 18, 2004




































Exhibit 99.2

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

May 18, 2004