Form 10QSB
period 2004-03-31
ICT TECHNOLOGIES INC
filed 2004-05-26
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from January 1, 2004 to March 31, 2004

                        Commission file number 000-29805

                             ICT Technologies, Inc.

       (Exact name of small business issuer as specified in its charter)

                 Delaware                                13-4070586
        (State or other jurisdiction)      (IRS Employer Identification No.)
      of incorporation or organization)

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

Common Stock, par value $0.001, 86,306,158 shares outstanding as of May 20, 2003

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

SIGNATURES.................................................................16-18

QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward- looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2003 under "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented non-misleading.

In the opinion of the Company, all adjustments,consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004, and the results of its operations and changes in its financial position from January 1, 2004, through March 31, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10- KSB for the year ended December 31, 2003.

INDEX TO FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2004 (Unaudited) and December 31, 2003        F-2


Statement of Operations for the three months ended March 31, 2004
(Unaudited) and 2003                                                         F-3


Statement of Stockholders' Equity for the three months
ended March 31, 2004                                                         F-4


Statement of Cash Flows for the three months ended March 31, 2004
and 2003 (Unaudited)                                                         F-5


Notes to Financial Statements                                          F-6 - F-8

                             ICT TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                    UNAUDITED

                                              March 31, 2004   December 31, 2003
                              ASSETS
CURRENT ASSETS
Cash and cash equivalents                             $2,418              $8,571
Accounts receivable                                   76,065              96,035
Inventory                                             85,318              83,065
                                                     -------             -------
 Total current assets                                163,801             187,671

PROPERTY AND EQUIPMENT, net                           31,257              34,898

OTHER ASSETS
Security deposits                                      5,000               5,000
Goodwill                                             108,190             108,190
                                                    --------             -------
Total other assets                                   113,190             113,190

 TOTAL ASSETS                                      $ 308,248            $335,759


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Bank overdraft                                      $ 93,788            $ 62,720
Accounts payable and accrued expenses                236,024             233,188
Payroll taxes and withholdings                       339,763             312,235
Customer deposits                                    106,136              54,960
Deferred income                                       61,809                   0
Bank lines of credit                                 330,923             330,539
                                                   ---------             -------
Total current liabilities                          1,168,443             993,642

LONG-TERM LIABILITIES
Officer loans payable                              1,306,395           1,258,870
                                                   ---------            --------
Total Liabilities                                  2,474,838           2,252,512


STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, authorized 10,000,000
shares $.001 par value each.
At March 31, 2004 and December 31, 2003
there are 0 shares outstanding

Common stock authorized 200,000,000
shares, $.001 par value each. At
March 31, 2004 and December 31, 2003
there are 86,306,158 and 86,199,492
shares outstanding, respectively                       86,306             86,199
Common stock subscribed                                 3,906             23,906
Additional paid-in capital                          2,344,782          2,324,889
Retained Earnings (deficit)                        (4,601,584)       (4,351,747)
                                                   ----------          ---------
Total stockholders' equity (deficit)               (2,166,590)       (1,916,753)
                                                   ----------         ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $ 308,248          $ 335,759
                                                   ============       ==========

The accompanying notes are an integral part of these statements.


                             ICT TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                 For the three months ended
                                               March 31, 2004     March 31, 2003


Revenue
Commissions  other                                  $  7,061          $        0
Prepaid telephone cards                                6,841              17,000
Prepaid Internet CD's                                                    747,931
                                                    --------             -------
Total revenues                                        13,902             764,931

Cost of goods sold                                     7,944             148,500
                                                     --------            -------
Gross profit                                           5,958             616,431

Operating Expenses

Selling, general and administrative                   251,855            359,795
Depreciation                                            3,858              3,878
                                                       -------           -------
Total operating Expenses                              255,713            363,673

Net Income (loss) from operations                    (249,755)           252,758

Other income and expenses

Interest income                                             0                  2
Interest expense                                          (82)                 0
                                                       --------          -------
Total other income (expenses)                             (82)                 2

Income (loss)                                      $ ( 249,837)        $ 252,760

Basic earnings (loss) per common share                   $(.00)          $ (.00)

Weighted average shares outstanding, basic           89,234,492       92,043,492




The accompanying notes are an integral part of these statements.


                             ICT TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                 Common            Common     Additional  Accumulated
                 Stock             stock      Paid-in     loss             Total
                 Shares  amount    subscribed capital

(UNAUDITED)
Balance at
January 1, 2004 86,199,492 $86,199 $23,906  $2,324,889 $(4,351,747) $(1,916,753)

Common stock
Subscribed         106,666     107 (20,000)  19,893                           0


Net loss for
the three months
ended March 31, 2004                                         (249,837) (249,837)
                  ----------   -------  ------  ----------  ---------  ---------
Balance at
March 31,2004  86,306,158  $86,306 $3,906   $2,344,782 (4,601,584)  $(2,166,590)





The accompanying notes are an integral part of this statement.


                             ICT TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                 For the three months ended
                                                March 31, 2004    March 31, 2003
OPERATING ACTIVITIES

Net (loss)                                        $(249,837)          $ 252,760
Adjustments for noncash
and nonoperating items:

Depreciation and amortization                         3,858               3,878
Changes in operating assets
 and liabilities:

Receivables                                           19,970           (732,755)
Inventory                                             (2,253)            47,615
Prepaid Expense                                                            (205)
Bank overdraft                                        31,068
Accounts payable and
 accrued expenses                                      2,836             153,260
Customer deposits                                     51,176
Deferred income                                       61,809
Payroll taxes and withholdings                        27,528
                                                     -------           ---------
Cash (used) by operating activities                  (53,845)          (275,447)

INVESTING ACTIVITIES

Capital expenditures                                   (217)
                                                     -------
Cash used by investing activities                      (217)

FINANCIAL ACTIVITIES

Proceeds from the sale of stock                      114,000
Officer loan payable                                  47,525           (104,788)
Bank line of credit                                      384

Cash provided by financing
Activities                                            47,909               9,212

NET INCREASE (DECREASE) IN CASH                       (6,153)          (266,235)

CASH BALANCE BEGINNING OF PERIOD                       8,571             267,735
                                                      ------            --------
CASH BALANCE END OF PERIOD                            $2,418             $ 1,500

NON CASH ACTIVITIES:
Interest                                                  $2                 $ 0
Corporate income taxes                                    $0                 $ 0




The accompanying notes are an integral part of these statements




 F-5

NOTES TO FINANCIAL STATEMENTS MARCH 31, 2004 Unaudited


NOTE A - BASIS OF PRESENTATION

Continuing Operations

During the period required to develop the subscriber base, expand its service coverage area and develop additional durable products, the Company has required and willcontinue to require additional operating funds. The Company has suffered net losses and negative operating cash flows since inception. For the three months ended March 31, 2004, the Company had net losses from operations of $249,837, and negative operating cash flows from operations of $53,845. The Company is in a negative working capital position of $1,004,642 at March 31, 2004 and is deficient in the payment of payroll taxes by several quarters aggregating  $339,763,  representing  the  principle  amount of the  payroll tax liability and estimated penalties and interest. The Company must fund the purchase of initial inventory pursuant to various contractual relationships with suppliers in the Peoples Republic of China (PRC). Funding for its operations has been provided primarily by officer loans and through the sale of common stock. For the period from January 1, 2004 through March 31, 2004, management has provided additional funding to the Company totaling $1,306,395 in the form of officer loans. The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone cards, internet services, and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain. While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

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

Management's plans for future operations consist of developing its market share for durable goods, prepaid telephone card services and other complementary prepaid services through product awareness promotional campaigns and development of key manufacturing and distributor relationships for its products and services. The Company does not maintain retail outlets for its products. Rather,it sells its products and services through distributors who, in turn, resell the Company's products and services to customers and
subscribers   through  a  variety   of   distribution   channels,   including
convenience-type retail stores, wholesalers and, to a lesser extent, other distribution channels.

In order to provide reliable service to its subscribers,the Company must continue to develop and maintain favorable relationships with telephone carriers from which it purchases airtime. The Company currently maintains contracts with two major carriers, which expire periodically through 2007. There are no assurances that management will be successful in its marketing plans or that favorable contracts will be negotiated with the major telephone carriers upon expiration of the existing contracts. Additionally, the Company must continue to update its products and services to meet current technology standards.

The consolidated financial statements include the accounts of the Company, Europhone USA, Inc., Europhone, Inc., Europhone USA, LLC, Eurospeed, Inc. and Eurokool, Inc. All significant inter-company transactions have been eliminated in consolidation.

The Consolidated Balance Sheet as of March 31, 2004, the Consolidated Statement of Operations, Statement of Cash Flows and Statement of Stockholders Equity for the three months ended March 31, 2004 and 2003 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003, and for all periods presented have been made.

These statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not necessarily include all information and footnotes necessary to a presentation of the financial position, the results of operations, and the cash flows, in conformity with generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2003. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

NOTE B--EARNINGS PER SHARE

Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three month period through March31, 2004, there were no dilutive securities outstanding.

NOTE C - INCOME TAXES

A deferred income tax asset is established for the complete amount of income tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards. In addition, a deferred income tax asset or liability is established for the complete amount of income tax benefits or liabilities from the effect of temporary differences. The components of the net deferred income tax assets as of March 31, 2004 were as follows:

Deferred income tax assets:
Net operating loss carryforwards              $ 1,705,667
Valuation allowance                           ( 1,705,667)
                                                 --------
Net deferred income tax assets                $       0
                                                 ========


At March 31, 2004, the Company has federal and state income tax loss carryforwards of approximately $4,601,584 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $4,601,584 at March 31, 2004, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized. The valuation allowance changed by $249,837 during 2004 primarily due to increased net operating losses (NOLs) which increased the amount of the Company's gross deferred income tax assets.

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

NOTE D STOCKHOLDERS' EQUITY

Common Stock

As of March 31, 2004, the Company has issued an aggregate of 11,666 shares in consideration for $20,000 in stock subscriptions received as of December 31, 2003.

The Company has also issued an additional 95,000 shares of common stock to Mr. Joshua Shainberg at par value of $0.001 per share as replacement for shares issued to directly to common stock subscribers as of December 31, 2003.

NOTE E COMMITMENTS AND CONTINGENCIES

Lease agreements

The Company, through one its subsidiaries, leases approximately 2,700 feet of office space from an unrelated party at 33 West Main Street, Elmsford, New York. The lease is in the name of Europhone USA, Inc. and is for a period extending to January 31, 2006 at an annual rent of $51,471.

NOTE F Related Party Transactions

The Company is obligated to repay moneys advanced by officers' of the company aggregating $1,306,395 with interest at 4.25% interest on demand.

NOTE G Litigation

The Company is subject to litigation in the ordinary course of its business. Management believes that any potential liability thereto is not material to the Company's financial position and results of operations.

A legal action was filed against the Company by our former auditor, Edward Engels CPA, in the Civil Court for the City of New York, seeking recovery of accounting fees and other damages totaling approximately $12,000. The Company have filed a counterclaim seeking return of all previous moneys paid the Mr. Engels. Management believes that we have meritorious defenses to this lawsuit and intend to vigorously prosecute this matter. In the event of an adverse outcome, the Company would be adversely affected.

The Company is in litigation with Rainbow Advertising, Corp. for approximately $32,000 in advertising expenses. Subsequent to the date of the financial statements, the Company has reached agreement for settlement of this obligation aggregating $21,000 to be paid in installments.

NOTE H Supply Agreements

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

During the last quarter of 2003, the Company entered into an informal relationship whereby we agreed to design, and then sell, mobile telephones to Audiovox ("ACC"),.To supply the design function the Company entered into an agreement on October 20,2003 with Uroa Tech, Inc. through Europhone USA which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date. The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time. We have received a letter of credit from ACC for 9.8 million dollars to pay for the first installment of 100,000 telephones, along with a purchase order covering the delivery of 1 million cellular telephones over a twelve month period. To finance the manufacture of this order, the Company has issued a back to back letter of credit against the ACC Letter of Credit for $9,000,000 to an unrelated third party manufacturer to fulfill the order.We expect to receive payment for the first in stallment of telephones late in the second quarter or in the third quarter of 2004. However, the ACC purchase order has expired and while we expect both the first shipment, and all subsequent shipments, to be accepted by Audiovox there may not exist, at this time, a contractual obligation to accept the shipments. In the event of non-acceptance of the shipment, the Company will be materially and adversely affected. The Company has recently requested that ACC reconfirm their purchase order.

NOTE I Payroll Tax Liability

The Company is deficient in the payment of Federal and State payroll tax trust funds aggregating $339,763, representing the principle amount due including an estimate for penalties and interest.

NOTE J Business Segment Information

The Company has identified two reportable business segments: air conditioners and long distance telecommunications services.The retail telecommunications services business segment includes [domestic and international] prepaid and rechargeable calling cards, and consumer long distance services to individuals and businesses.

The Company evaluates the performance of its business segments based primarily on operating income (loss) after depreciation, amortization and impairment charges, but prior to interest income (expense), other income (expense), income taxes, extraordinary items and cumulative effect of accounting changes. All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and investment-related costs, which are not allocated to the business segments. Operating results and other financial data presented for the principal business segments of the Company for the March 31, 2004 and 2003.

                                                    March 31,        March 31,
                                                      2004             2003

Long Distance telephone                            $ 7,061
Prepaid telephone cards                              6,841           $ 17,000
Prepaid Internet CD's                                                 747,931
                                                    ---------        ---------
Total revenues                                     $ 13,902         $ 764,931

Revenue from customers located outside of the United States represented approximately 49.2%, of total revenues for the three months ended March 31, 2004 with Greece representing most sales.

Revenue from customers located outside of the United States represented approximately 2.2%, of total revenues for the three months ended March 31, 2003, with Greece representing most of the sales.

Subsequent to the date of the financial statements for the three months ended March 31, 2003, the Company received back the prepaid internet cd's for credit as a result of tests on the product that disclosed computer programming problems with the communications software.

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

Prepaid telephone calling cards;
Prepaid internet service CD's;
Air conditioners;
Motorcycles;
Internet (ISP) service; and
Mobile telephones

We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes, but is not limited to, the sale of prepaid telephone cards, cellular telephones, and long distance telephone service. As of December 31, 2003, we have engaged in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to and collected from long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of December 31, 2003, our customer base (long distance only) is located entirely in the United States.

We market prepaid phone cards,for both residential and corporate uses, that allow users to purchase a designated amount of long distance minutes to make calls from virtually any telephone or country worldwide. Through this product, we earn a gross profit of approximately 36% of the face amount of the phone card. The phone card can be used until air time charges and other charges equal the total value of the card, subject to an 12 month expiration period. Revenue for these prepaid phone cards is deferred, recognized upon first usage, and then allocated to revenue. Revenue from the sale of prepaid phone cards is recognized upon activation by the end-user. Phone card service revenues are recognized as the end-user utilizes the cellular airtime. It is our experience that the card once activated the face amount of the card is consumed within 30 to 60 days through usage and fees.


We have entered into an agreements to distribute mobile telephones that are manufactured by Ningbo Bird Corporation,Ltd. ("Ningbo") of the PRC and Uroatech, Inc. of South Korea. Pursuant to this agreement with Ningbo, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically.However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions. As of December 31, 2003, we have received samples of the cellular telephones that we plan to sell and have not derived any revenue.

On October 20, 2003, we entered into agreement with Uroa Tech, Inc. through our subsidiary Eurphone USA, Inc. (Europhone) which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date. The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time.

During the last quarter of 2003, we entered into an informal relationship whereby we agreed to design, and then sell, mobile telephones to Audiovox, a leading distributor of mobile telephones worldwide. To supply the design function we entered into an agreement on October 20,2003 with Uroa Tech,Inc. through Europhone USA which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date. The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time. We have received a letter of credit from ACC for 9.8 million dollars to pay for the first installment of 100,000 telephones, along with a purchase order covering the delivery of 1 million cellular telephones over a twelve month period. To finance the manufacture of this order, we issued a back to back letter of credit against the ACC Letter of Credit for 9 million dollars to an unrelated third party manufacturer to fulfill the order. We expect to receive payment for the first installment of telephones late in the second quarter or in the third quarter of 2004. However, the ACC purchase order has expired and while we expect both the first shipment, and all subsequent shipments, to be accepted by Audiovox there may not exist, at this time, a contractual obligation to accept the shipments. In the event of non-acceptance of the shipment, we will be materially and adversely affected. The Company has recently requested that ACC reconfirm their purchase order.

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

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month.However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods. The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of December 31, 2003, we have not generated any revenue and have samples of these motorcycles in inventory. During the first quarter of 2004, we have ordered and received an additional 46 motorcycles as samples which are in inventory as of March 31, 2004.

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

We have also funded our operations and growth through officer and director loans, aggregating $1,306,395 as of March, 31, 2004.

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


Critical Accounting Policies and Estimates

ICT Technologies' results of operations are based on the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires management to select accounting policies for critical accounting areas as well as estimates and assumptions that affect the amounts reported in the consolidated financial statements.Significant changes in assumptions and/or conditions in our critical accounting policies could materially impact our operating results. We believe our most critical accounting policies relate to revenue recognition.

The Company sells its products primarily through distributors. Such distribution agreements do not normally grant the distributor the right to return unsold products.To the extent distributors are granted return rights for unsold equipment and prepaid phone cards, sales transactions to the distributors are accounted for as a consignment until products are sold by the distributor. Generally, these cards are activated for use once received by the distributor. If the distributor does not sell these cards within an eighteen month period, this activation period will expire.

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

Consistent with Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets,"goodwill is no longer amortized, but instead tested at least annually for impairment. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 15 years. As of December 31, 2003, we have written down the cost of good will by $216,000 representing the diminished earnings from our prepaid calling card business.

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

Telecommunications Segment

As of March 31, 2004, our prepaid phone cards are being sold both domestically and in Greece. During the first quarter 2004, we shipped and received payment for an aggregate of $61,809 in prepaid phone cards to one distributor in Greece. This income will be deferred until the prepaid cards are activated.

We also engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to, and collected from, long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of March 31, 2004, our customer base (long distance only) is located entirely in the United States.

We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC"). As of March 31, 2004, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones.

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

 Motorcycles Segment

We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of March 31, 2004, we have not generated any revenue and have samples of these motorcycles in inventory.

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

Results of Operations for the three months ended March 31, 2003, as compared to the three months ended March 31, 2004. Revenues for the three months ended March 31, 2004 consist of long distance telephone service and prepaid telephone cards.

                             ICT TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 UNAUDITED

                                              For the three months ended
                                               March 31, 2004    March 31, 2003


Revenue
Commissions and other                           $7,061  50.8%         $0
Prepaid telephone cards                          6,841   49.2%    17,000   2.5%
Prepaid Internet CD's                                            747,931  97.5%
                                               --------  ----    -------   ----
Total revenues                                  13,902   100.0%  764,931  100.0%

Cost of goods sold                               7,944    57.1%  148,500  19.4%
                                               -------- ------- -----
Gross profit                                     5,958    42.9%  616,431  80.6%

Operating Expenses

Selling, general and administrative            251,855   1,811.6% 359,795  47.0%
Depreciation                                     3,858     27.8%    3,878   .5%
                                                ------- -------  -------  -----
Total operating Expenses                       255,713   1,839.4% 363,673 47.5%

Net Income (loss) from operations             (249,755)(1,796.5)% 252,758  33.1%

Other income and expenses

Interest income                                      0                  2
Interest expense                                   (82) (.6)%           0
                                                --------                 -------
Total other income (expenses)                      (82) (.6)%           2

Income (loss)                              $( 249,837) (1,797.1)% $252,760 33.1%



For the three months ended March 31, 2003, the Company generated net sales of $764,931 as compared to $13,902 for the three months ended March 31, 2004. For the three months ended March 31, 2003, revenues consisted of $17,000 in long distance telephone service and $747,931 in prepaid telephone cards and internet CD's. Revenues from long distance telephone service were from domestic retail customers. For the three months ended March 31, 2004, revenues consisted of $6,841 in prepaid calling cards and $7,061 in commissions from the sale of long distance calling services.

As of March 31, 2003, service costs for the prepaid telephone calling cards and CD's were $148,500 or 19.4% of revenue. As of March 31, 2004, service costs for the prepaid telephone calling cards and prepaid internet cards were $7,944 or 57.1% of revenue.

Our gross profit for all categories for the three months ended March 31, 2003 was $616,431 or 80.6% of sales. Our gross profit for all categories for the three months ended March 31, 2004 was $5,958 or 42.9% of sales.

The Company's selling, general and administrative costs aggregated approximately $359,795 for the three months ended March 31, 2003, as compared to $251,855 for the three months ended March 31, 2004, representing an decrease of $107,940. The aggregate of $251,855 consists of the following: professional fees of $11,402; office expenses of $6,435, payroll of $96,938, insurances of $15,844 and travel and entertainment of $30,523. The aggregate of $359,795 consists of the following: professional fees of $69,675; office expenses of $6,435, advertising of $112,218, payroll of $113,725, insurances of $39,184 and travel and entertainment of $18,558.

Liquidity and Capital Resources

Net cash used by operating activities was $275,447 for the first quarter of 2003, as compared to net cash used by operating activities of $53,845 for the first quarter of 2004. This amount of $53,845 includes, amongst other things, cash being used by a net loss from operations of $(249,837, an increase in inventory of $2,253, a reduction in accounts receivable of $19,970 a bank overdraft balance of $31,068, an increase in accounts payable and accrued expenses of $2,836, an increase in customer deposits of $51,176, an increase in deferred income of $61,809,an increase in payroll taxes and withholdings of $27,528.

Net cash used by investing activities for the three months ended March 31, 2004 was the result of capital expenditures of $217.

Net cash provided by financing activities was $9,212 for the first quarter of 2003 as compared to net cash provided by financing activities of $47,909 for the first quarter of 2004. During the first quarter of 2003, we reduced officer loans payable by $104,788, and received net proceeds of $114,000 from private sales of our common stock. During the same period in 2004, we
funded  our   operations   through  an  increase  in  officer  loans  payable
aggregating $47,525 and increasing our loans from banks by $384.

Working capital at March 31, 2004 was negative at $1,004,642 as compared to a negative of $805,971 at December 31, 2003.

The Company's cash balance at March 31, 2004 and currently is inadequate to meet ICT Technologies' needs for any appreciable period of time. Although ICT Technologies' operations are using cash rather than producing positive cash flow, management believes that it will eventually be able to fund the Company through the Company's reorganization process by increasing revenues from the sale and collection of prepaid telephone calling cards and the completion of the order of mobil telephones with Audiovox , long distance telephone service, and air conditioners. We also expect to experience an increase in revenues from the sales of our other products: motorcycles. We believe that shipments of air conditioners, motorcycles and telephones will take place during the second quarter of 2004 and that cash will be generated to fund subsequent shipments. It will be necessary for the Company to obtain additional financing arrangements, and in certain cases to obtain additional regulatory approvals, to expand its distribution activities.

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



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A legal action was filed against the Company by our former auditor, Edward Engels CPA, in the Civil Court for the City of New York, seeking recovery of accounting fees and other damages totaling approximately $12,000. The Company have filed a counterclaim seeking return of all previous moneys paid the Mr. Engels. Management believes that we have meritorious defenses to this lawsuit and intend to vigorously prosecute this matter. In the event of an adverse outcome, the Company would be adversely affected.

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

Date: May 19, 2004

ICT Technologies, Inc.
                                 -----------------------------------------
                                  /s/ Vasilios Koutsobinas
                                 -----------------------------------------
                                  Vasilios Koutsobinas
                                  Chief Executive Officer



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

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

a)Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within thos entities, particularly during the period in which this quarterly report is being prepared;

 b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

May 19, 2004
                                            /s/ Vasilios Koutsobinas
                                         ----------------------------------
                                              Vasilios Koutsobinas
                                              Chief Executive Officer

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

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internalcontrols; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 19, 2004
                                        /s/ Andrew Eracleous
                                         ----------------------------------
                                            Andrew Eracleous
                                           Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc. (the Company) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report),I, Vasilios
Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

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

May 19, 2004

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc. (the Company) on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report),I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Andrew Eracleous
_______________________

Andrew Eracleous
Chief Financial Officer

May 19, 2004