Form 10QSB
period 2004-06-30
ICT TECHNOLOGIES INC
filed 2004-08-16
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from April 01, 2004 to June 30, 2004

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

Common Stock, par value $0.001, 86,432,134 shares outstanding as of June 30 2004

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

SIGNATURES.................................................................16-18


QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward- looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2003 under "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented non-misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2004, and the results of its operations and changes in its financial position from April 1, 2004, through June 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10- KSB for the year ended December 31, 2003.


INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                          Page

Item 1 - Financial Statements


Balance Sheets as of June 30, 2004 (Unaudited) and December 31, 2003        F-2


Statements of Operations for the six months ended June 30,
2004 and 2003 (unaudited)                                                   F-3

Statements of Operations for the three months ended June 30,
2004 and 2003 (unaudited)                                                   F-4


Statements of Stockholders Equity  for the six months ended
June 30, 2004 (unaudited)                                                   F-5


Statements of Cash Flows for the six months ended June 30,
2004 and 2003 (unaudited)                                                   F-6


Notes to Financial Statements                                        F-7 - F-16



                             ICT TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET


                                         June 30, 2004        December 31, 2003
                   ASSETS                  UNAUDITED


CURRENT ASSETS


Cash and cash equivalents                    $  642                $    8,571
Accounts receivable                          66,090                    96,035
Inventory                                    91,527                    83,065


Total current assets                        158,259                   187,671


PROPERTY AND EQUIPMENT, net                  28,333                    34,898



OTHER ASSETS


Security deposits                                  0                   5,000
Goodwill
                                             108,190                 108,190

Total other assets                           108,190                 113,190


TOTAL ASSETS                             $   294,782           $     335,759



         LIABILITIES AND STOCKHOLDERS EQUITY





CURRENT LIABILITIES


Bank overdraft                             $   89,846          $      62,720
Accounts payable and accrued expenses         281,965                233,188
Payroll taxes and withholdings                393,764                312,235
Customer deposits                              54,960                 54,960
Deferred income                                51,842                      0
Bank  lines of credit                         330,923                330,539

   Total current liabilities                1,203,300                993,642



LONG-TERM LIABILITIES
Officer loans payable
                                            1,231,303              1,258,870


   Total Liabilities                        2,434,603              2,252,512



STOCKHOLDERS EQUITY (DEFICIT)


Preferred stock, authorized 10,000,000 shares
$.001 par value each. At June 30, 2004 and December
31, 2003  there are 0 shares outstanding

Common stock authorized 200,000,000 shares,
$.001 par value each. At June 30, 2004 and
December 31, 2003  there are 86,432,134
and 86,199,492 shares outstanding, respectively   86,432              86,199
Common stock subscribed                          153,881              23,906
Additional paid-in capital                     2,495,506           2,324,889
Retained Earnings (deficit)                   (4,875,640)         (4,351,747)



Total stockholders equity (deficit)           (2,139,821)         (1,916,753)



TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $   294,782        $    335,759

The accompanying notes are an integral part of these statements.


                             ICT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                         UNAUDITED
                                                  For the six months ended
                                          June 30, 2004            June 30, 2003
Revenue


Commissions & other                          $   16,936               $   18,465
Prepaid telephone cards                          18,207                  811,226

Total revenues                                   35,143                  829,691


Cost of goods sold                               12,888                  162,092



Gross profit                                     22,255                  667,599



Operating Expenses
Selling, general and administrative             538,350                  729,018
Depreciation                                      7,716                    7,756



Total operating Expenses                        546,066                  736,774

Net Income (loss) from operations              (523,811)                (69,175)

Other income and expenses
Interest income                                       0                        2
Interest expense                                    (82)                       0

Total other income (expenses)                       (82)                       2



Income (loss)                                $  ( 523,893)          $   (69,173)

Basic  earnings (loss) per common share      $       (.01)          $      (.00)



Weighted average shares outstanding, basic      86,315,813            86,053,492







The accompanying notes are an integral part of these statements.




                             ICT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               UNAUDITED
                                                    For the three months ended
                                           June 30, 2004           June 30, 2003


Revenue
Commissions & other                          $   9,875               $       465
Prepaid telephone cards                         11,366                    64,295


Total revenues                                  21,241                    64,760


Cost of goods sold                               4,944                    13,592



Gross profit                                    16,297                    51,168



Operating Expenses
Selling, general and administrative            286,495                   369,223
Depreciation                                     3,858                     3,878

Total operating Expenses                       290,353                   373,101

Net Income (loss) from operations             (274,056)                (321,937)



Other income and expenses
Interest income                                      0                         2
Interest expense                                     0                         0

Total other income (expenses)                        0                         2

Income (loss)                             $  ( 274,056)            $   (321,935)






Basic  earnings (loss) per common share  $        (.00)            $       (.00)

Weighted average shares outstanding, basic   86,369,146               86,053,492







The accompanying notes are an integral part of these statements.



                             ICT TECHNOLOGIES, INC.

                CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT



                                 Common      Additional
                Common stock     Stock       Paid-in     Accumulated
               Shares    Amount  Subscribed  Capital     Loss          Total


Balance at
Jan 1, 2004    86,199,492 $86,199  $23,906   $2,324,889 $(4,351,747)$(1,916,753)


Common stock
subscribed        106,666     107  (20,000)      19,893                       0


Common stock
subscribed                          149,975                             149,975


Sale of common
stock            125,976      126               150,724                 150,850

Net loss for the
six months ended
June  30, 2004    ______    _____    ______    ________    (523,893)   (523,893)
(UNAUDITED)


Balance at
June 30,2004  86,432,134  $86,432 $153,881   $2,495,506 (4,875,640) $(2,139,821)
(UNAUDITED)



The accompanying notes are an integral part of this statement.


                             ICT TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the six months ended


                                                June 30, 2004     June 30, 2003
                                                  UNAUDITED          UNAUDITED

OPERATING ACTIVITIES
Net (loss)                                      $   (523,893)         $ (69,173)
Adjustments for noncash and nonoperating items:
Depreciation and amortization                          7,716              7,756
Changes in operating assets and liabilities:
Receivables                                           29,945           (764,555)
Inventory                                             (8,462)            21,841
Prepaid expenses and deposits                          5,000              2,247
Bank overdraft                                        27,126             35,275
Accounts payable and accrued expenses                 48,777             22,052
Deposit on inventory purchase                              0           (111,000)
Deferred income                                       51,842                  0
Payroll taxes and withholdings                        81,529            100,049

Cash  (used) by operating activities                (280,420)          (755,508)

INVESTING ACTIVITIES
Capital expenditures                                  (1,151)                 0

Cash used by investing activities                     (1,151)                 0



FINANCIAL ACTIVITIES
Officer loan payable                                  (27,567)          444,448
Proceeds from common stock subscribed                 149,975                 0
Proceeds from sale of stock                           150,850           119,000
Bank line of credit                                       384           (74,493)

Cash provided by financing activities                 273,642           488,955

NET  (DECREASE) IN CASH                                (7,929)         (266,553)


CASH BALANCE BEGINNING OF PERIOD                        8,571           267,735



CASH BALANCE END OF PERIOD                            $   642        $    1,182



NON CASH ACTIVITIES:
Interest                                             $      2        $        0
Corporate income taxes                               $      0        $        0




The accompanying notes are an integral part of these statements



                             ICT TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                 June 30, 2004
                                    Unaudited

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

The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China (PRC) and South Korea. The Company expects to begin generating revenues in all of these additional product and service areas during 2004. As of June 30, 2004, sales in these areas have not yet commenced.

Continuing Operations

During the period required to develop the subscriber base, expand its service coverage area and develop additional durable products, the Company has required and will continue to require additional operating funds. The Company has suffered net losses and negative operating cash flows since inception. For the six months ended June 31, 2004, the Company had net losses from operations of $523,893, and negative operating cash flows from operations of $280,420. The Company is in a negative working capital position of $1,045,041 at June 30, 2004. The Company must fund the purchase of initial inventory pursuant to pre-vious contractual relationships with suppliers in the Peoples Republic of China
(PRC). Funding for its operations has been provided primarily by officer loans and through the sale of common stock. For the period from January 1, 2002 through June 30, 2004, management has provided additional funding to the Company totaling $1,231,303 in the form of officer loans and bank loans totaling $330,923 and bank overdrafts of $89,846. The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone cards, internet services, and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain. While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

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

The financial statements presented consist of the consolidated balance sheet of the Company; including Europhone USA, Inc., Europhone, Inc., Eurospeed, Inc.; Europhone USA, LLC; and Eurokool Inc. at June 30, 2004 (unaudited) and December 31, and the related consolidated statements of operations and cash flows for the six months ending June 30, 2004 and 2003 (unaudited). All significant inter-company transactions have been eliminated in consolidation.



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

The Company does extend credit to wholesale and retail purchasers of the Company's Durable goods and and prepaid calling cards,

Revenue Recognition

As of December 31, 2003 and June 30, 2004, the Company's products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

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

Property  and  equipment  are  stated  at cost  and  consist  of  computers  and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized. Property and equipment consists of the following at December 31, 2003 and June 30, 2004:

                                             June 30, 2004    December 31, 2003

       Furniture and fixtures                     $15,085               $13,934
       Leasehold improvements                      54,278                54,278
                                                 ---------             ---------
                                                   69,363                68,212
       Less - Accumulated depreciation
         and amortization                         (41,030)              (33,314)
                                                 ----------           ----------
                Property and equipment, net       $28,333                $34,898
                                                   =====                  =====

F-9

Depreciation expense was $7,716 and $7,756 for the six months ended June 30, 2004 and 2003, respectively.

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

Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.
..The Company has revaluated the carrying value of goodwill and has written down the asset by $216,379 to $108,190
Use of Estimates

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

F-10

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for the six months ended June 30, 2004 and 2003, were approximately $47,531 and $28,508.

Fair Value of Financial Instruments

The values the Company presents for financial assets and liabilities approximate the fair market value of these assets and liabilities due to their short maturity. The fair value of notes payable approximates carrying value at June 30, 2004 and December 31, 2003.

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

4. STOCKHOLDERS' EQUITY

Common Stock

The following common stock transactions occurred during the six months ended June 30, 2004:

During the second quarter ended June 30, 2004, the Company sold 125,976 shares of common stock at a range of $1.00 to $1.20 totaling an amount of $150,850.

As of June 30, 2004, the Company has received subscriptions for the sale of shares of common stock aggregating $149,975.

5. BANK LINE OF CREDIT

On May 31, 2001, Europhone USA received a revolving line of credit providing a line of credit from the Ponce De Leon Federal Bank and is payable in monthly installment payments of $4,980 including interest at 9%. At June 30, 2004, the balance due was $320,432. The line of credit has the personal guarantee of Mr. Koutsobinas. Also as of June 30, 2004, the Company had a bank overdraft of $89,846.


6. LEASES

The Company leases approximately 3,858 feet of office space from an unrelated party at 33 West Main Street, Elmsford, New York. The lease is in the name of Europhone USA and is for a period extending to January 31, 2006 at a monthly rent of $6,109 plus $723 in common area charges, in addition to real estate taxes, and a security deposit of $13,663. Future commitments for minimum lease rentals under non cancelable leases at December 31, 2003 and June 30, 2004 are as follows:
      2004                 $88,992
      2005                 $91,662
      2006                 $94,411

Rent expense including common area charges under operating leases was $57,711 and $49,494 for the six months ended June 30, 2004 and 2003, respectively. Obligations under capital leases are not significant.

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

8. Payroll Tax Liability

As of June 30, 2004, the Company has incurred payroll tax, penalty, and interest charges totaling $393,764. Management is in the process of making arrangements for installment agreements with the appropriate tax authorities.

9. Related Party Transactions

As of June 30, 2004 the Company is obligated to repay moneys advanced by officers and directors of the company aggregating $1,231,303 payable without interest on demand.

10.  Supply Agreements

The Company, through its subsidiaries has entered into various marketing agreements for the purchase of air conditioners, cellular telephones and motor scooters with various companies in the PRC. The terms of the agreements grant rights to market these products in the North American Continent and certain European countries. The terms of these agreements run essentially to March 31, 2007 and have minimum order requirements with agreed increases on an annual basis. As of June 30, 2004, the Company has not met the minimum order requirements under these agreements because of delays in obtaining approvals by various agencies in the United States. The Company through its subsidiaries has acquired the right to use such trade names as Eurospeed and Eurokool.

The Company had previously received a purchase order and letter of credit to design, and then sell, mobile telephones to Audiovox ("ACC"). This letter of credit and purchase order expired and the Company has no assurance that any business will be transacted with ACC.

11.  Business Segment Information

The Company has identified two reportable business segments: air conditioners and long distance telecommunications services. The retail telecommunications services business segment includes [domestic and international] prepaid and rechargeable calling cards, and consumer long distance services to individuals and businesses.

The Company evaluates the performance of its business segments based primarily on operating income (loss) after depreciation, amortization and impairment charges, but prior to interest income (expense), other income (expense), income taxes, extraordinary items and cumulative effect of accounting changes. All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and investment-related costs, which are not allocated to the business segments. Operating results and other financial data presented for the principal business segments of the Company for the six months ended June 30, 2004 and 2003.

                                            June 30,                    June 30,
                                             2004                         2003

  Commissions & other                       16,936                      18,465
  Prepaid telephone cards                   18,207                     811,226
                                           ---------                  ---------
      Total revenues                      $ 35,143                    $829,691


F-14

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

Prepaid telephone calling cards;
Prepaid internet service CD's;
Air conditioners;
Motorcycles;
Internet (ISP) service; and
Mobile telephones

We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes, but is not limited to, the sale of prepaid telephone cards, cellular telephones, and long distance telephone service. As of June 30, 2004, we have engaged in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to and collected from long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of June 30, 2004 our customer base (long distance only) is located entirely in the United States.

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

We have entered into an agreements to distribute mobile telephones that are manufactured by Ningbo Bird Corporation,Ltd. ("Ningbo") of the PRC and Uroatech, Inc. of South Korea. Pursuant to this agreement with Ningbo, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions. As of June 30, 2004 we have received samples of the cellular telephones that we plan to sell and have not derived any revenue.

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

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month.However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods. The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of June 30, 2004, we have not generated any revenue and have samples of these motorcycles in inventory.

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

We have also funded our operations and growth through officer and director loans, aggregating $1,231,303 as of June 30, 2004.

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

Consistent with Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets, "goodwill is no longer amortized, but instead tested at least annually for impairment. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 15 years.

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

Telecommunications Segment

As of June 30, 2004, our prepaid phone cards are being sold both domestically and in Greece. During the first quarter 2004, we shipped and received payment for an aggregate of $18,207 in prepaid phone cards to one distributor in Greece. Income of $51,842 will be deferred until the prepaid cards are activated.

We also engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to, and collected from, long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of June 30, 2004, our customer base (long distance only) is located entirely in the United States.

We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC"). As of June 30, 2004, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones.

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

Motorcycles Segment

We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of June 30, 2004, we have not generated any revenue and have samples of these motorcycles in inventory.

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

Results of Operations for the three months ended June 30, 2003, as compared to the three months ended June 30, 2004. Revenues for the three months ended June 30, 2004 consist of long distance telephone service and prepaid telephone cards.

                             ICT TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED
                                              For the three months ended
                                             June 30, 2004   June 30, 2003


Revenue
Commissions and other                      $ 9,875   46.5%   $   465    .7%
Prepaid telephone cards                     11,366   53.5%    64,295  99.3%

                                          --------  ----    -------   ----
Total revenues                              21,241   100.0%   64,760  100.0%

Cost of goods sold                           4,944    23.3%   13,592   21.0%
                                          -------- -------     -----  ----
Gross profit                                16,297    76.7%   51,168   79.0%

Operating Expenses

Selling, general and administrative         286,495  1,348%  369,223  570.1%
Depreciation                                  3,858   18.2%    3,878    6.0%
                                            ------- -------  -------  -----
Total operating Expenses                    290,353  1,366.2%373,101  576.1%

Net Income (loss) from operations          (274,056)(1,290%)(321,937)(497.1%)

Other income and expenses

Interest income                                   0                2
Interest expense                                  0                0
                                            --------          -------
Total other income (expenses)                     0                2

                         (Loss)         $( 274,056) (1,290)% $(321,935) (497.1%)

For the three months ended June 30, 2004, the Company generated net sales of $21,241 as compared to $64,760 for the three months ended June 30, 2003. For the three months ended June 30, 2004, revenues consisted of $9,875 in commissions & other income and $11,366 in prepaid telephone cards and internet CD's. For the three months ended June 30, 2003, revenues consisted of $465 in commissions and $64,295 in prepaid telephone cards.

As of June 30, 2004, service costs for the prepaid telephone calling cards and CD's were $4,944 or 23.3% of revenue. As of June 30, 2003, service costs for the prepaid telephone calling cards and prepaid internet cards were $13,592 or 21.0% of revenue.

Our gross profit for all categories for the three months ended June 30, 2004 was $16,297 or 76.7% of sales. Our gross profit for all categories for the three months ended June 30, 2003 was $51,168 or 79.0% of sales.

The Company's selling, general and administrative costs aggregated approximately $286,495 for the three months ended June 30, 2004, as compared to $369,223 for the three months ended June 30, 2003, representing an decrease of $82,728. The aggregate of $286,495 consists of the following: professional fees of $45,846; office expenses of $3,779, payroll of $197,865, insurances of $13,745 and travel and entertainment of $54,278. The aggregate of $369,223 consists of the following: professional fees of $52,085; office expenses of $5,174, advertising of $95,475, payroll of $123,635, insurances of $41,095 and travel and entertainment of $24,641.

Liquidity and Capital Resources

Net cash used by operating activities was $226,575 for the SECOND quarter of 2004, as compared to net cash used by operating activities of $480,061 for the SECOND quarter of 2003. This amount of $226,575 includes, amongst other things, cash being used by a net loss from operations of $(274,056), an increase in inventory of $6,209, a reduction in accounts receivable of $9,975 a bank overdraft balance of $89,846, an increase in accounts payable and accrued expenses of $45,941, a decrease in customer deposits of $51,176, and a decrease in deferred income of $9,967.

Net cash used by investing activities for the three months ended June 30, 2004 was the result of capital expenditures of $934.

Net cash provided by financing activities was $225,733 for the SECOND quarter of 2004 as compared to net cash provided by financing activities of $479,743 for the SECOND quarter of 2003. During the SECOND quarter of 2003, we reduced officer loans payable by $104,788, and received net proceeds of $114,000 from private sales of our common stock. During the same period in 2004, we funded our operations through an increase in officer loans payable aggregating $47,525 and increasing our loans from banks by $384.

Working capital at June 30, 2004 was negative at $1,045,041 as compared to a negative of $1,004,642 at March 31, 2004.

The Company's cash balance at June 30, 2004 and currently is inadequate to meet ICT Technologies' needs for any appreciable period of time. Although ICT Technologies' operations are using cash rather than producing positive cash flow, management believes that it will eventually be able to fund the Company through the Company's reorganization process by increasing revenues from the sale of mobile telephones, long distance telephone service, and air conditioners. We also expect to experience an increase in revenues from the sales of our other products: motorcycles. We believe that shipments of air conditioners, motorcycles and telephones will take place during the FOURTH quarter of 2004 and that cash will be generated to fund subsequent shipments. It will be necessary for the Company to obtain additional financing arrangements, and in certain cases to obtain additional regulatory approvals, to expand its distribution activities.

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

Item 3. Controls and Procedures

As of a date within 90 days before the filing date of this quarterly report, an evaluation was performed under the supervision of Vasilios Koutsobinas, the Company's chief executive officer, and Andrew Eracleous, the Company's chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Messrs. Koutsobinas and Eracleous recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and they necessarily were required to exercise their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company did not have in place controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by ICT Technologies in the reports that it files or submits under the Se curities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In response to this assessment the Company hired a new controller who is attempting to implement such controls and procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company has no pending litigation that would have a material adverse affect on the Company's operations.

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

Date: August 16, 2004
ICT Technologies, Inc.
                                         /s/ Vasilios Koutsobinas
                                      -----------------------------------------
                                             Vasilios Koutsobinas
                                             Chief Executive Officer



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

August 16, 2004

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

August 16, 2004

/s/ Andrew Eracleous
 ----------------------------------
    Andrew Eracleous
   Chief Financial Officer



Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc. (the Company) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report),I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

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


August 16, 2004

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc. (the Company) on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report),I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Andrew Eracleous
_______________________

Andrew Eracleous
Chief Financial Officer


August 16, 2004