Form 10QSB
period 2004-09-30
ICT TECHNOLOGIES INC
filed 2004-11-29
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the transition period from July 1, to September 30, 2004
                        Commission file number 000-29805

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

     Common Stock, par value $0.001, 86,199,492 shares outstanding as of September 30 2004 Transitional Small Business Disclosure Format (check one): Yes
[ ] No [X]

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

SIGNATURES.................................................................16-18


QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward- looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2003 under "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as o f the date hereof.

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


PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                           Page

Item 1 - Financial Statements

Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003    F-2


Statements of Operations for the nine months ended September 30,
2004 and 2003 (unaudited)                                                    F-3

Statements of Operations for the three months ended September 30,
2004 and 2003 (unaudited)                                                    F-4

Statements of Stockholders Equity  for the nine months ended
September 30, 2004 (unaudited)                                               F-5

Statements of Cash Flows for the nine months ended September 30,
2004 and 2003 (unaudited)                                                    F-6


Notes to Financial Statements                                         F-7 - F-16





                             ICT TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                         September  30, 2004  December 31, 2003
                              ASSETS            UNAUDITED

CURRENT ASSETS
Cash and cash equivalents                      $        690       $        8,571
Accounts receivable                                  66,090               96,035
Inventory                                            19,274               83,065

           Total current assets                      86,054              187,671

PROPERTY AND EQUIPMENT, net                          30,277               34,898

OTHER ASSETS
     Security deposits                                    0                5,000
     Goodwill                                             0              108,190

              Total other assets                          0              113,190

                       TOTAL ASSETS             $   116,331        $     335,759

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                               $   50,504        $      62,720
    Accounts payable and accrued expenses           178,969              233,188
    Payroll taxes and withholdings                  344,448              312,235
    Customer deposits                                62,420               54,960
    Deferred income                                  33,842                    0
    Bank  lines of credit                           239,625              330,539

            Total current liabilities               909,808              993,642

LONG-TERM LIABILITIES
     Officer loans payable                        1,613,308            1,258,870

             Total Liabilities                    2,523,116            2,252,512

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares $.001 par value each. At March 31, 2004 and December 31, 2003  there are 0 shares outstanding
Common stock authorized 200,000,000 shares, $.001 par value
each. At September 30, 2004 and December 31, 2003  there are 86,557,134
and 86,199,492 shares outstanding, respectively      86,557               86,199
Common stock subscribed                               3,906               23,906
Additional paid-in capital                        2,645,356            2,324,889
Retained Earnings (deficit)                     (5,142,604)          (4,351,747)

         Total stockholders' equity (deficit)   (2,406,785)          (1,916,753)

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY    $     116,331        $     335,759

The accompanying notes are an integral part of these statements.





                                       F-3
                             ICT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                   UNAUDITED
                                           For the nine months ended
                                   September  30, 2004      September  30, 2003




Revenue
Commissions & other                          $   18,175     $            60,313
Prepaid telephone cards                          43,810                 104,837

          Total revenues                         61,985                 165,150

Cost of goods sold                               14,208                 106,917



Gross profit                                     47,777                  58,233

Operating Expenses
    Selling, general and administrative          650,646              1,396,526
     Write down of Inventory                      70,000
     Write down of Goodwill                      108,190
    Depreciation                                   9,716                 11,634

          Total operating Expenses               838,552              1,408,160

          Net Income (loss) from operations     (790,775)            (1,349,927)

Other income and expenses
     Interest income                                   0                      2
     Interest expense                                (82)              (21,659)

           Total other income (expenses)             (82)              (21,657)

                  Income (loss)              $  ( 790,857)       $  (1,371,584)


Basic  earnings (loss) per common share    $         (.01)      $         (.02)

Weighted average shares outstanding, basic     86,315,813           85,790,120





The accompanying notes are an integral part of these statements.






                             ICT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                      UNAUDITED
                                             For the three months ended
                                    September 30, 2004       September 30, 2003


Revenue
    Commissions & other                         $   1,239         $     40,430
    Prepaid telephone cards                        25,603               24,330

          Total revenues                           26,842               64,760

Cost of goods sold                                  1,320               42,813



Gross profit                                       25,522               21,947

Operating Expenses
    Selling, general and administrative           112,296              340,002
    Write down of Inventory                        70,000
    Write down of Goodwill                        108,190
    Depreciation                                    2,000                3,878

          Total operating Expenses                292,486              343,880

          Net Income (loss) from operations      (266,964)            (321,933)

Other income and expenses
     Interest income                                    0                    2
     Interest expense                                   0                    0

           Total other income (expenses)                0                    2

                  Income (loss)              $  ( 266,964)        $   (321,931)


Basic  earnings (loss) per common share    $         (.00)      $         (.00)

Weighted average shares outstanding, basic      86,369,146           85,790,120





The accompanying notes are an integral part of these statements.





                             ICT TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                 Common      Additional
                 Common stock    Stock       Paid-in     Accumulated
                Shares   Amount  Subscribed  Capital       Loss        Total



Balance at
Jan 1, 2004  86,199,492  $86,199  $23,906  $2,324,889  $(4,351,747) $(1,916,753)

Common stock
subscribed     106,666       107  (20,000)     19,893                          0

Common stock
subscribed                        149,975                                149,975

Common stock
subscribed     125,000      125  (149,975)    149,850                          0

Sale of common
stock          125,976      126               150,724                    150,850

Net loss for the nine months
ended September  30, 2004  ______    ______  ________        (790,857) (790,857)
  (UNAUDITED)

Balance at
Sept 30,2004 86,557,134  $86,557  $ 3,906  $2,645,356  (5,142,604)  $(2,406,785)
(UNAUDITED)









The accompanying notes are an integral part of this statement.





                                      F-12
                             ICT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the nine months ended

                                    September 30, 2004       September 30, 2003
                                            UNAUDITED           UNAUDITED

OPERATING ACTIVITIES
Net (loss)                                    $(790,857)            $(1,371,584)
Adjustments for noncash and nonoperating items:
Depreciation and amortization                     9,716                  11,634
Write down of inventory                          70,000
Write down of Goodwill                          108,190
Changes in operating assets and liabilities:
Receivables                                      29,945                 (36,905)
Inventory                                        (6,209)                 (1,363)
Prepaid expenses and deposits                     5,000                   2,797
Bank overdraft                                  (12,216)                      0
Accounts payable and accrued expenses           (54,219)                156,511
Customer deposits                                 7,460                       0
Deferred income                                  33,842                       0
Payroll taxes and withholdings                   32,213                 156,617

 Cash  (used) by operating activities          (567,135)             (1,082,293)

INVESTING ACTIVITIES
 Capital expenditures                            (5,095)                      0

 Cash used by investing activities               (5,095)                      0

FINANCIAL ACTIVITIES
 Officer loan payable                            354,438                769,393
 Proceeds from common stock subscribed           149,975                      0
 Proceeds from sale of stock                     150,850                145,000
 Bank line of credit                             (90,914)               (77,033)

 Cash provided by financing activities           564,349                837,360

NET  (DECREASE) IN CASH                           (7,881)              (244,933)

    CASH BALANCE BEGINNING OF PERIOD               8,571                267,735

    CASH BALANCE END OF PERIOD                   $   690             $   22,802

    NON CASH ACTIVITIES:
            Interest                             $      2            $        0
            Corporate income taxes               $      0            $        0


The accompanying notes are an integral part of these statements





                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2004
                                    Unaudited

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

     The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China (PRC) and South Korea. The Company expects to begin generating revenues in all of these additional product and service areas during 2004. As of September 30, 2004, sales in these areas have not yet commenced.

Continuing Operations

     During the period required to develop the subscriber base, expand its service coverage area and develop additional durable products, the Company has required and will continue to require additional operating funds. The Company has suffered net losses and negative operating cash flows since inception. For the nine months ended September 30, 2004, the Company had net losses from operations of $823,754, and negative operating cash flows from operations of $567,135. The Company is in a negative working capital position of $753,754 at September 30, 2004. The Company must fund the purchase of initial inventory pursuant to pre- vious contractual relationships with suppliers in the Peoples Republic of China (PRC). Funding for its operations has been provided primarily by officer loans and through the sale of common stock. For the period from January 1, 2002 through September 30, 2004, management has provided additional funding to the Company totaling $1,613,308 in the form of officer loans and bank loans totaling $239,625 and bank overdrafts of $50,504. The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone cards, internet services, and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain.

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

     The financial statements presented consist of the consolidated balance sheet of the Company; including Europhone USA, Inc., Europhone, Inc., Eurospeed, Inc.; Europhone USA, LLC; and Eurokool Inc. at September 30, 2004 (unaudited) and December 31, and the related consolidated statements of operations and cash flows for the nine months ending September 30, 2004 and 2003 (unaudited). All significant inter-company transactions have been eliminated in consolidation.




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

     The Company does extend credit to wholesale and retail purchasers of the Company's Durable goods and and prepaid calling cards,

Revenue Recognition

     As of December 31, 2003 and September 30, 2004, the Company's products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

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

F-8
Inventories

     Inventories include prepaid phone cards, air conditioners, and cellular telephones and are valued at the lower of average cost or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value. Prepaid phone cards are held as inactive status and are activated upon proof of delivery to the distributor. As of September 30, 2004, the Company has written off an aggregate of $70,000 in obsolete prepaid telephone cards and prepaid internet access CD's .

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

Property and Equipment

     Property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized. Property and equipment consists of the following at December 31, 2003 and September 30, 2004:

                                        September 30, 2004    December 31, 2003

       Furniture and fixtures                    $19,029              $13,934
       Leasehold improvements                     54,278               54,278
                                                ---------             ---------
                                                  73,307               68,212
       Less - Accumulated depreciation
         and amortization                        (43,030)             (33,314)
                                               ----------            ----------
               Property and equipment, net       $30,277               $34,898
                                                  =====                  =====

F-9

     Depreciation expense was $9,716 and $11,634 for the nine months ended September 30, 2004 and 2003, respectively.

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

Goodwill

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. .The Company has revaluated the carrying value of goodwill and has written down the asset by $216,379 to $108,190. As of September 30, 2004, the Company has written off the balance of Goodwill aggregating $108,190.


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

F-10

Advertising Costs

     Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for the nine months ended September 30, 2004 and 2003, were approximately $49,452 and $34,274.

Fair Value of Financial Instruments

     The values the Company presents for financial assets and liabilities approximate the fair market value of these assets and liabilities due to their short maturity. The fair value of notes payable approximates carrying value at September 30, 2004 and December 31, 2003.

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

4. STOCKHOLDERS' EQUITY

Common Stock

     The following common stock transactions occurred during the nine months ended September 30, 2004:

     During the second quarter ended June 30, 2004, the Company sold 125,976 shares of common stock at a range of $1.00 to $1.20 totaling an amount of $150,850.

5. BANK LINE OF CREDIT

     On May 31, 2001, Europhone USA received a revolving line of credit providing a line of credit from the Ponce De Leon Federal Bank and is payable in monthly installment payments of $4,980 including interest at 9%. At September 30, 2004, the balance due was $239,625. The line of credit has the personal guarantee of Mr. Koutsobinas. Also as of September 30, 2004, the Company had a bank overdraft of $50,504.

6. LEASES

     The Company leases approximately 3,858 feet of office space from an unrelated party at 33 West Main Street, Elmsford, New York. The lease is in the name of Europhone USA and is for a period extending to January 31, 2006 at a monthly rent of $6,109 plus $723 in common area charges, in addition to real estate taxes, and a security deposit of $13,663. Future commitments for minimum lease rentals under non cancelable leases at December 31, 2003 and September 30, 2004 are as follows:

      2004                 $88,992
      2005                 $91,662
      2006                 $94,411

     Rent expense including common area charges under operating leases was $68,534 and $62,485 for the nine months ended September 30, 2004 and 2003, respectively. Obligations under capital leases are not significant. As of September 30, 2004, the Company is in 5 months in arrears for the payment of rent aggregating $34,160.

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

Deferred income tax assets:

    Net operating loss carryforwards                     $ 1,748,853
    Valuation allowance                                  ( 1,748,853)
                                                        ---------------
Net deferred income tax assets                           $    0
                                                            =======

     At December 31, 2003, the Company has federal and state income tax loss carryforwards of approximately $5,142,604 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $5,142,604 at December 31, 2003, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized.

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

8. Payroll Tax Liability

     As of September 30, 2004, the Company has incurred payroll tax, penalty, and interest charges totaling $344,448. Management is in the process of making arrangements for installment agreements with the appropriate tax authorities.


9. Related Party Transactions

     As of September 30, 2004 the Company is obligated to repay moneys advanced by officers and directors of the company aggregating $1,613,308 payable without interest on demand.

10.  Supply Agreements

     The Company, through its subsidiaries has entered into various marketing agreements for the purchase of air conditioners, cellular telephones and motor scooters with various companies in the PRC. The terms of the agreements grant rights to market these products in the North American Continent and certain European countries. The terms of these agreements run essentially to March 31, 2007 and have minimum order requirements with agreed increases on an annual basis. As of September 30, 2004, the Company has not met the minimum order requirements under these agreements because of delays in obtaining approvals by various agencies in the United States. The Company through its subsidiaries has acquired the right to use such trade names as Eurospeed and Eurokool.

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

     The Company evaluates the performance of its business segments based primarily on operating income (loss) after depreciation, amortization and impairment charges, but prior to interest income (expense), other income (expense), income taxes, extraordinary items and cumulative effect of accounting changes. All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and investment-related costs, which are not allocated to the business segments. Operating results and other financial data presented for the principal business segments of the Company for the nine months ended September 30, 2004 and 2003.
                                      September 30,         September 30,
                                           2004                   2003

  Commissions & other                    18,175                     60,313
  Prepaid telephone cards                43,810                    104,837
                                        ---------                 ---------
      Total revenues                    $ 61,985                  $165,150


     The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented non-misleading. In the opinion of the Company, all adjustments,consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2004, and the results of its operations and changes in its financial position from July 1, 2004, through September 30, 2004, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10- KSB for the year ended December 31, 2003.



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

Air conditioners; Motorcycles; Internet (ISP) service; and
Mobile telephones

     We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes, but is not limited to, the sale of prepaid telephone cards, cellular telephones, and long distance telephone service. As of September 30, 2004, we have engaged in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to and collected from long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of September 30, 2004 our customer base (long distance only) is located entirely in the United States.

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

     We have entered into an agreements to distribute mobile telephones that are manufactured by Ningbo Bird Corporation,Ltd. ("Ningbo") of the PRC and Uroatech, Inc. of South Korea. Pursuant to this agreement with Ningbo, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions. As of September 30, 2004 we have received samples of the cellular telephones that we plan to sell and have not derived any revenue.

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

     We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month.However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods. The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of September 30,2004, we have not generated any revenue and have samples of these motorcycles in inventory.

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

     We have also funded our operations and growth through officer and Director loans, aggregating $1,613,308 as of September 30, 2004.

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

Telecommunications Segment

     As of September 30, 2004, our prepaid phone cards are being sold both domestically and in Greece. During the first quarter 2004, we shipped and received payment for an aggregate of $18,207 in prepaid phone cards to one distributor in Greece. Income of $33,842 will be deferred until the prepaid cards are activated.

     We also engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to, and collected from, long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of September 30, 2004, our customer base (long distance only) is located entirely in the United States.

     We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC"). As of September 30, 2004, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones.

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

Motorcycles Segment

     We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of September 30, 2004, we have not generated any revenue and have samples of these motorcycles in inventory.

     The Company's distribution agreements for durable goods (including mobile telephones) include requirements that ICT Technologies order minimum quantities of products. These minimum order requirements have not been satisfied to date, and although the relevant suppliers have agreed verbally not to enforce such requirements based on past order shortfalls (in some cases, in recognition of the fact that regulatory approvals have not been obtained), there is no assurance that these suppliers will not seek to enforce the minimum purchase requirements in the future. These minimum quantities are substantial, and ICT Technologies does not currently have the financial resources to satisfy the minimum ordering requirements to which ICT Technologies is subject. Moreover, ICT Technologies' distribution agreements generally do not establish any price at which the goods to be supplied thereunder are to be purchased, and the Company must negotiate prices for each shipment of goods it orders.
Results of Operations for the three months ended September 30, 2003, as compared to the three months ended September 30, 2004. Revenues for the three months ended September 30, 2004 consist of long distance telephone service and prepaid telephone cards.

                             ICT TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED
                           For the three months ended
                      September 30, 2004 September 30, 2003


Revenue
Commissions and other                $ 1,239    4.6%   $40,430   62.4%
Prepaid telephone cards               25,603   95.4%    24,330   37.6%

                                   --------    ----    -------    ---
Total revenues                        26,842  100.0%   64,760    100.0%

Cost of goods sold                     1,320    4.9%   42,813     66.1%
                                    -------- -------   -----     -----
Gross profit                          25,522   95.1%   21,947     33.9%

Operating Expenses

Selling, general and administrative  112,296  418.4%   340,002   525.0%
Write down of inventory               70,000  260.7%
Write down of Goodwill               108,190  403.1%
Depreciation                           2,000    7.5%     3,878     6.0%
                                     ------- -------  -------     -----
Total operating Expenses             292,486  1089.7%  343,880    531.0%

Net Income (loss) from operations   (266,964)(994.6%) (321,933)  (497.1%)

Other income and expenses

Interest income                          0                2
Interest expense                         0                0
                                   --------          -------
Total other income (expenses)            0                2
(Loss)                             $(266,964)(994.6)% $(321,931)  (497.1%)

     For the three months ended September 30, 2004, the Company generated net sales of $26,842 as compared to $64,760 for the three months ended September 30, 2003. For the three months ended September 30, 2004, revenues consisted of $1,239 in commissions & other income and $25,603 in prepaid telephone cards and internet CD's. For the three months ended September 30, 2003, revenues consisted of $40,430 in commissions and $24,330 in prepaid telephone cards.

     As of September 30, 2004, service costs for the prepaid telephone calling cards and CD's were $1,320 or 4.6% of revenue. As of September 30, 2003, service costs for the prepaid telephone calling cards and prepaid internet cards were $42,813 or 66.1% of revenue.

     Our gross profit for all categories for the three months ended September 30, 2004 was $25,522 or 95.1% of sales. Our gross profit for all categories for the three months ended September 30, 2003 was $21,947 or 33.9% of sales.

     The Company's selling, general and administrative costs aggregated Approximately $112,296 for the three months ended September 30, 2004, as compared to $340,002 for the three months ended September 30, 2003, representing an decrease of $227,706. The aggregate of $340,002 consists of the following: professional fees of $62,085; office expenses of $5,829, payroll of $205,485, insurances of $11,475 and travel and entertainment of $41,745. The aggregate of $112,296 consists of the following: professional fees of $6,000; office expenses of $2,485, advertising of $25,769, payroll of $41,087, insurances of $12,745 and travel and entertainment of $11,768.

Liquidity and Capital Resources

     Net cash used by operating activities was $286,715 for the third quarter of 2004, as compared to net cash used by operating activities of $326,785 for the third quarter of 2003. This amount of $286,715 includes, amongst other things, cash being used by a net loss from operations of $(88,774), an decrease in inventory of $2,253, a decrease in bank overdraft balance of $39,342, a decrease in accounts payable and accrued expenses of $102,996, a decrease in customer deposits of $7,460, and a decrease in deferred income of $18,000.

     Net cash used by investing activities for the three months ended September 30, 2004 was the result of capital expenditures of $3,944.

     Net cash provided by financing activities was $290,707 for the third quarter of 2004 as compared to net cash provided by financing activities of
$348,405 for the third quarter of 2003. During the third quarter of 2003, we increased officer loans payable by $324,945, and received net proceeds of $26,000 from private sales of our common stock. During the same period in 2004, we funded our operations through an increase in officer loans payable aggregating $326,871 and decreased our loans from banks by $91,298.
Working capital at September 30, 2004 was negative at $823,754 as compared to a negative of $1,045,041 at June 30, 2004.

     The Company's cash balance at September 30, 2004 and currently is inadequate to meet ICT Technologies' needs for any appreciable period of time. Although ICT Technologies' operations are using cash rather than producing positive cash flow, management believes that it will eventually be able to fund the Company through the Company's reorganization process by increasing revenues from the sale of mobile telephones, long distance telephone service, and air conditioners. We also expect to experience an increase in revenues from the sales of our other products: motorcycles. We believe that shipments of air conditioners, motorcycles and telephones will take place during the FOURTH quarter of 2004 and that cash will be generated to fund subsequent shipments. It will be necessary for the Company to obtain additional financing arrangements, and in certain cases to obtain additional regulatory approvals, to expand its distribution activities.

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

     5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent unctions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internalcontrols; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 22, 2004