Form 10QSB/A
period 2004-09-30
ICT TECHNOLOGIES INC
filed 2004-11-29
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A

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

November 22, 2004

/s/ Andrew Eracleous
 ----------------------------------
    Andrew Eracleous
   Chief Financial Officer




Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of ICT Technologies, Inc. (the Company) on Form 10-QSB/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report),I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

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


November 22, 2004

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of ICT Technologies, Inc. (the Company) on Form 10-QSB/A for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report),I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Andrew Eracleous
_______________________

Andrew Eracleous
Chief Financial Officer


November 22, 2004,