Form 10KSB
period 2004-12-31
ICT TECHNOLOGIES INC
filed 2005-06-30
CIK 1005663

F-29
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

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

                 181 Westchester Avenue, Port Chester, New York 10573
              (Address of principal executive offices)       (Zip Code)

           Issuer's telephone number, including area code: (914) 939-3200

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The issuer's revenues for its most recent fiscal year were: $98,753.

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.70 per share, was $4,900,446 as of May 6, 2005.

At May 12, 2005, the registrant had outstanding 86,450,884 shares of Common Stock, par value $0.001 per share.

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


SIGNATURES.................................................................26
CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER.............................................27-28
ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.................................29
DESCRIPTION OF EXHIBITS....................................................44
CERTIFICATIONS PURSUANT TO 18 U.S.C SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002..............................................46-47




ICT TECHNOLOGIES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, (i) all references to "ICT Technologies" or the "Company" or "we" include ICT Technologies, Inc. and its wholly owned subsidiaries Europhone Inc., EurophoneUSA, Inc. ("Europhone USA") (Europhone, Inc. together with Europhone USA is hereinafter referred to jointly as "Europhone") EurophoneUSA LLC, Eurokool Inc., and Eurospeed Inc. and (ii) all references to the Company's activities, results of operations and financial condition prior to May 9, 2002 relate to EurophoneUSA, Inc. ("EurophoneUSA"), which is the accounting predecessor of the Company.

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

BUSINESS OVERVIEW

ICT Technologies is a holding company for subsidiaries that sell some products and services in the telecommunications sector and that plan to sell products in the consumer electronics and durables sectors. More specifically, during 2004, we shifted emphasis away from calling cards, mobile telephone design and manufacturing, and concentrated on attempting to sell plasma televisions, motor scooters and air conditioners. For that reason, among others, revenues dropped substantially.

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

* Distribution agreements with manufacturers located in the Peoples Republic of China ("PRC") relating to the sale of air conditioners, motorcycles and mobile telephones; and

* Distribution agreements with PNG Telecommunications, Inc. ("PowerNet Global") relating to the provision of ISP service and to EurophoneUSA's historical telecommunications long-distance service lines business
None of these agreements produce significant revenue.

In consideration for the assets contributed to ICT by Mr. Koutsobinas pursuant to the 2002 Transaction, ICT issued 68,000,000 shares of new common stock to Mr. Koutsobinas and 10,000,000 shares of new common stock (the "Europhone USA Shares") to Europhone USA. Accordingly, Mr. Koutsobinas became the controlling stockholder of the Company and also assumed the positions of Chairman and Chief Executive Officer upon the closing of the 2002 Transaction. The capital stock that Europhone USA contributed to the Company was cancelled and 10,000,000 additional shares of new common stock were issued to Mr. Koutsobinas bringing his total initial holdings to 78,000,000 shares.

ICT Technologies, Inc. was formed on May 27, 1999 and is the successor by merger to a New York corporation formed on February 8, 1994. ICT Technologies is a holding company for operating subsidiaries that conduct distribution activities.

The Company's principal executive office is located at 181 Westchester Avenue, Port Chester, New York 10573 and its telephone number is (914) 939-3200. Information about ICT Technologies may be found on its website at www.icttechnologies.com. Information found on ICT Technologies website should not be considered part of this annual report on Form 10-KSB.

BUSINESS SEGMENTS

Present Business

Telephones

Although the business is presently not producing revenue, ICT Technologies has an agreement to distribute mobile telephones manufactured by Ningbo Bird Corporation Ltd. ("Ningbo") of the PRC. Pursuant to this agreement that comes into effect if and when the first shipment of mobile telephones is sent to ICT Technologies, ICT Technologies has the exclusive right to distribute specified models of mobile phones manufactured by Ningbo outside the People's Republic of China ("PRC") through June 1, 2007. ICT Technologies has agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement; if ICT Technologies purchases less than 400,000 mobile phones each year (or 30,000 per month), the agreement provides that it can be terminated automatically by Ningbo. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods, but there is no assurance that such forbearance will continue. The prices of the mobile phones are to be adjusted each quarter by agreement of the parties based upon market conditions. Ningbo is the second largest manufacturer of mobile telephones in the PRC.

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

ICT Technologies began providing long distance service in October 2002 and served approximately 700 long distance subscribers, all located in the United States, at December 31, 2004. The number of subscribers has decreased by at least 80% since December 31, 2003 and reflects the reduced emphasis on this business.

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

As of December 31, 2004, the Company's revenues from the sale of prepaid phone cards and long distance service has decreased dramatically during the prior fiscal year. The majority of revenue was realized from sales in Cyprus early in the year and declined dramatically thereafter. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount [of the card(s)] less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

Revenue is earned through the rounding of minutes used, access charges, connection charges and weekly maintenance fees and the Company pays the related telephone charges to the carrier on a daily basis as usage occurs. It is the Company's experience that these cards are consumed within the first 30 days of sale and activation; otherwise, they will expire after 90 days.

All air time for the Europhone Prepaid Phone Card is provided to ICT Technologies by Canquest. ICT Technologies maintains a security deposit with Canquest against which air time charges are debited as calls are made by users. ICT Technologies agreement with Canquest for the provision of air time is effective through October 27, 2005, subject to automatic 12-month renewal if no termination notice is delivered by either party.

Internet Service

ISP Service. ICT Technologies offers flat-rate, unlimited internet access as an agent of ISP services provided by PowerNet Global. ICT Technologies has about 400 customers for this service. The Company markets this service to retail customers as well as to the small office/home office market. The service will include web and email hosting: users will be provided with up to five e-mail addresses and a personal home page. The ICT Technologies internet access service will be supported by 24-hour a day, 7-day-a-week technical assistance provided by PowerNet Global.

Pursuant to its agreement with PowerNet Global for the provision of ISP service, ICT Technologies receives a percentage of the amount billed to and collected from ISP customers sourced by ICT Technologies. It is expected that any distributors used by ICT Technologies will be paid a portion of the revenues realized by ICT Technologies on a pass-through basis.

Future Plans

ICT Technologies has now organized its proposed distribution businesses into three segments: plasma televisions, air conditioners and motorcycles. The following is a description of the principal products and services in each segment and the ways that ICT Technologies expects to profit from distributing these products and services.

Plasma Televisions

The Company has recently attempted to enter the growing market for plasma televisions, but to the date of this report no sales have been made except for two samples.

Air Conditioners

ICT Technologies has entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC, Guangdong Chigo Air Conditioning Co., Limited ("Chigo"), with whom the Company may have a $55,000 credit (payment was made but there can be no assurance that Chigo will honor the credit), and Guangdong Richvast Group Company, Limited ("Richvast"). These air conditioners include split unit (which also serve as heaters since they are capable of blowing hot air), window, and floor unit models. Both manufacturers produce units that are comparable in cooling capacity and incorporate high-quality compressors supplied by Mitsubishi and Hitachi, respectively. The models produced by Richvast include enhanced decorative features, which are geared toward more affluent purchasers. Distribution of air conditioners began in 2002 with the shipment of samples and test models to Botzakis S.A. ("Botzakis"), a Greek wholesaler. Botzakis was subsequently terminated for non-payment.

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

Before sales of any air conditioner models can commence in the United States, appropriate government and agency regulatory approvals will need to be secured. So far five models have received regulatory approval, but no sales have occurred.

Motorcycles

ICT Technologies has entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. ICT Technologies planned product offerings under this contract include small displacement motorbikes, dirt bikes, all terrain vehicles, and scooters. ICT Technologies is obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods, but there can be no assurance that such forbearance will continue. The price for the motorcycles is negotiated by the parties in connection with each purchase order. The Company has sold motorcycles in Greece, Turkey, the Dominican Republic and Mexico.

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

Air conditioners will be invoiced at the time of shipment, if any are sold. Distributors of prepaid phone cards are invoiced when the cards are put to use. It is expected that distributors engaged by ICT Technologies will make payment for distributed products under a variety of terms including bank guarantees, T/T (similar to cash on delivery), letters of credit, and open account.

SALES, DISTRIBUTION AND MARKETING

ICT Technologies has no employees, other than its officers, involved in sales and marketing. ICT Technologies plans to engage independent distributors to increase the scope of its sales efforts. Independent distributor relationships have been established for the sale of prepaid telephone cards and air conditioners (no sales of air conditioners were made in 2004). ICT Technologies intends to establish distribution relationships in connection with the marketing of additional products, including a company owned by a family member of one of the Company's executives for the purpose of promoting sales and the distribution of ICT Technologies' products in Europe and the Middle East.

The Company plans to handle all the advertising and marketing programs for its products internally, including those distributed through its telephone card distribution network. The forms of advertising, used sporadically, include television (not used since a Greek Television ad that ran in the first quarter of 2004), radio (not used since the end of 2003), newspapers (last advertisement was in an Israeli newspaper in the second quarter of 2004), face-to-face presentations and exhibitions (last appearance was a trade show in June 2004).

SEASONALITY

In general, ICT Technologies sales have been too infrequent to ascertain whether any significant seasonal fluctuations in demand for its products exist.

EMPLOYEES

ICT Technologies currently has 4 full-time employees and a part time controller. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be very good. During the fiscal year ended December 31, 2004, the Company had employed as many as 20 persons of whom 10 were engaged in marketing activities. To reduce expenses the Company has turned to consultants and independent contractors working primarily on commission.

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

Environmental Regulation. Federal, state and local authorities have environmental control requirements relating to air, water and noise pollution that affect the business and operations of the motorcycle industry. For instance, the EU regulates the types of refrigerants that are used in air conditioning units. The Company strives to ensure that its products comply with all applicable environmental regulations and standards.

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

The competitors in each of ICT Technologies product markets generally have financial and marketing resources that are substantially greater than those of ICT Technologies. They frequently have larger worldwide sales volumes and are more diversified than ICT Technologies. The Company cannot be certain that it will be able to compete successfully against current and future competitors. As a strategic response to changes in the competitive environment, pricing, service, or marketing decisions may be exercised that could have a material adverse effect on the business, financial condition, and operating results of the Company. These companies may have larger, more established customer bases and other competitive advantages. To date the Company has failed to succeed in its attempts to compete in all of its existing and planned markets.

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

RESEARCH AND DEVELOPMENT

ICT Technologies considers the amounts spent by it for research and development during 2004 and 2003 to be immaterial.

ENVIRONMENTAL MATTERS

Environmental contingencies are not expected to have a material adverse effect on ICT Technologies results of operations or financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

ICT Technologies occupies office space at 181 Westchester Avenue, Portchester, New York 10573 which it subleases on a pass-through basis from Olympic Telecom, Inc. The annual rental is $28,200. The lease is a five year lease, with a five year option to extend with 3% per annum rate increases and initially expires January 31, 2009.

ITEM 3. LEGAL PROCEEDINGS

There are no other material legal proceedings pending or, to its knowledge, threatened against ICT Technologies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 2004, no matters were submitted to a vote of the shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ICT Technologies Common Stock trades on the OTC Electronic Bulletin Board under the symbol "ICTT". The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:
                               HIGH       LOW

YEAR ENDED DECEMBER 31, 2001
First Quarter                 $2.00     $0.563
Second Quarter                $1.01     $0.58
Third Quarter                 $1.50     $0.58
Fourth Quarter                $2.15     $1.25

YEAR ENDED DECEMBER 31, 2002
First Quarter                 $2.50     $1.25
Second Quarter                $2.85     $0.80
Third Quarter                 $3.20     $2.20
Fourth Quarter                $6.25     $2.50

YEAR ENDED DECEMBER 31, 2003
First Quarter                 $7.00     $5.25
Second Quarter                $7.00     $5.25
Third Quarter                 $6.00     $2.00
Fourth Quarter                $2.00     $1.01

YEAR ENDED DECEMBER 31, 2004
First Quarter                 $2.00     $1.10
Second Quarter                $2.00     $0.50
Third Quarter                 $2.00     $0.50
Fourth Quarter                $1.26     $0.49

As of May 13, 2005, there were approximately 256 record owners of our Common Stock.

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

GENERAL

In 2002, we entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc. and Europhone, Inc. We are currently located in Portchester, New York. We are a holding company for operating subsidiaries that distribute products and services in the telecommunications and plan to distribute products in the consumer durables sectors. We have completed shipments of prepaid telephone calling cards (variable rate) and shipments of air conditioning units to retail channels in the United States and Greece, generating initial revenues in each of these areas, although no sales of air conditioners occurred in 2004. The long-distance service and prepaid calling phone card business were acquired from our predecessor, Europhone USA, Inc. although we a placing minimal resources into the marketing of this part of our business in favor of planned sales of plasma televisions, air conditioners and motorcycles. We have also established distribution relationships for mobile telephones, Internet ("ISP") service, prepaid internet service, and motorcycles in Turkey, although no sales of motorcycles have occurred. We plan to purchase the air conditioners, mobile telephones and motorcycles in the Peoples Republic of China ("PRC") and South Korea if sales materialize.

BUSINESS ACTIVITIES

We have organized our distribution business into four segments, one of which, telecommunications, produced revenues in 2004 and three segments that we plan on becoming active during 2005, plasma televisions, air conditioners, and motorcycles. Our telecommunications business includes, but is not limited to, the sale of prepaid telephone cards, cellular telephones, and long distance telephone service. As of December 31, 2002, we engaged in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We earn our income as a percentage of the amount billed to and collected from long distance customers sourced by us. We receive a net payment each month for our share of long distance revenue. As of December 31, 2004, our customer base (long distance only) is located entirely in the United States.

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

We have entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. ("Ningbo") of the PRC and Uroatech, Inc. of South Korea. Pursuant to this agreement with Ningbo, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods, although there can be no assurance that Ningbo will continue to recognize the agreement. The purchase price of the mobile telephones is supposed to be adjusted each quarter by agreement of the parties, based upon market conditions. As of December 31, 2004, we have received samples of the cellular telephones that we plan to sell and have not derived any revenue.

We have also entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and Guangdong Richvast Company, Limited
("Richvast"). Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. We are obligated to purchase a minimum of 300,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the year ending December 31, 2004. However, ICT Technologies has received verbal assurance from Chigo and Richvast that the minimum purchase requirements will not be enforced for past periods. With regard to the Chigo agreement, we must increase our unit purchases by 50% in each contract year after the first for the duration of the contract. As of December 31, 2002, we had shipped our first order of 250 air conditioners, aggregating $106,000, to one customer in Greece. As of December 31, 2003, we have shipped an order of approximately 1,000 units to one additional customer in Greece aggregating $136,000. As of December 31, 2004 we had shipped no air conditioners and there can be no assurance that any future sales will occur.

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods. The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of December 31, 2002, we have not generated any revenue and have samples of these motorcycles in inventory. During the first quarter of 2004, we have ordered and received an additional 46 motorcycles as samples that are in inventory as of March 31, 2004. As at December 31, 2004 we have no motorcycles and there can be no assurance that any sales of motorcycles will occur.

We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating the Company's market plans for telecommunications products, plasma televisions, air conditioners and motorcycles, developing sources of supply, developing and testing marketing strategy, and expanding the management team to further marketing research and development for the Company's products. Because of ICT Technologies failure to develop its marketing plans and meet the purchase requirements of our contracted supply agreements, and because we have realized only minimal revenues for the year ended December 31, 2004, we have reduced our staff to approximately 5 people, changed office space and reduced our monthly overhead including rent and utilities in an effort to conserve our very limited resources. We have also reduced our infrastructure costs by relocating our office facilities to 181 Westchester Avenue, Portchester, New York 10573, and reducing our monthly rent to $2,385 per month with a five year lease beginning February 1, 2005.

These activities were funded through the sale of 125,976 shares of common stock for an aggregate consideration of $150,850 or an average per share price of $1.19. We have also received subscriptions for the sale of additional shares of common stock aggregating $3,906. We have also funded our operations and growth through officer and director loans, aggregating $1,616,236 as of December, 31, 2004.

We have also established lines of credit with the Ponce De Leon Federal Bank as follows: A $200,000 revolving line of credit with interest at 9% with monthly interest and principal payments of $4,980; a $10,000 revolving line of credit with interest payable monthly at 9%. As of December 31, 2004, the balance due on these lines of credit are $226,701 and 27,273, respectively. The lines of credit have the personal guarantee of Mr. Koutsobinas, our Chief Executive Officer. The Company has not yet generated sufficient revenues to fund its ongoing operating expenses, or to fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner, and within the budget constraints of management. Also, there can be no assurance that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans.

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

REVENUE RECOGNITION

As of December 31, 2004, the Company's products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

Revenue is earned through the rounding of minutes used, access charges, connection charges and weekly maintenance fees. The Company pays the related telephone charges to the carrier on a daily basis as usage occurs. It is the Company's experience that these cards are consumed within the first 30 days of sale and activation; otherwise, they will expire after 6 months after activation as a result of a minimum maintenance fee being charged to the card. Revenue from the sale of durable goods is recognized when products are shipped or services are rendered. During the year ended December 31, 2004, there were no sales of durable goods.

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, establishes accounting standards for the impairment of long-lived assets. The Company reviews its long- lived assets, including property and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced. There were no significant impairment losses recorded in 2004.

GOODWILL

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. As of December 31, 2004, we have written down the cost of good will by $108,190 representing the diminished earnings from our prepaid calling card business.

                               ICT TECHOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                         For the year ended December 31, 2004

Results of Operations for the year ended December 31, 2004, as compared to the year ended December 31, 2003.

                                         December 31,              December 31,
                                            2004                           2003

Revenue
Durable goods                       $    -0-       -0-%        $ 136,000  67.0%
Long Distance telephone                22,276     22.6%           15,296   7.5%
Prepaid telephone cards                75,477     76.4%           51,717  25.5%
Prepaid cell phones                     1,000     1.0%                0      0%
                                     ---------  --------       --------  ------
Total revenues                         98,753    100.0%          203,013 100.0%

Cost of goods sold
Telephone cards                        62,566     63.3%            5,020   2.5%
Air conditioners                          -0-     -0- %          111,000  54.6%
                                      --------  --------        -------- ------
Total cost of goods sold               62,566     63.3%          116,020  57.1%

Gross profit                           36,187     36.7%           86,993  42.9%

Operating expenses
Selling, general and
administrative                        858,770    869.6 %      1,397,869  688.6%
Non-cash compensation
-issuance of stock                                               60,000   29.6%
Depreciation                           36,049     36.5 %         15,514    7.6%
Write down of goodwill                108,190     109.6%        216,379
Write down of inventory                                         316,000
                                    -----------  ---------    --------- -------
Total operating expenses             1,003,009   1,015.7%    2,005,762 ( 988.1)%

Income (loss) from
operations                            (966,822)  (979.0)%   (1,918,769) (945.2)%
Other income
Interest expense                       (13,020)  (13.2%)      (49,176)   (24.2)%
                                     ----------  --------   -----------  -------
Total other income
and expense                            (13,020)    13.2%       (49,176)  (24.2)%

Net income (loss)                    $(979,842)  (992.2)%  $(1,967,945) (969.4)%

                                        ========  ======    =========  =======


For the year ended December 31, 2003, the Company generated net sales of $203,013 as compared to $98,753 for the year ended December 31, 2004. Revenues decreased by $104,260 primarily because of our sales or durable goods decreased from $136,000 in 2003 as compared to $-0- for 2004 as a result of our inability to implement our marketing program for marketing air conditioners and motorcycles. Commission income from the sale of long distance telephone service remained essentially the same being $15,296 in 2003 to $22,276 in 2004. Commissions from long distance telephone services increased $23,760 from $51,717 in 2003 to $75,477 in 2004.

Our overall cost of goods sold for telecommunication services for the year ended December 31, 2003 and 2004 was $5,020 and $62,566, respectively. These costs represented the cost of printing and telecommunication services of the prepaid telephone calling cards and long distance services being provided. Costs of services for the prepaid telephone calling cards and long distance telephone services was $5,020 or 2.5% and $62,566 or 63.3% of the revenue for prepaid telephone cards and other long distance telephone services. The cost of air conditioners was $111,000 or 81.6% and $-0- or -0-% for the years ending December 31, 2003 and 2004 of air conditioner sales.

Our gross profit for the year ended December 31, 2003 and 2004 aggregated $86,993 and $36,187 respectively for all categories of revenues. Our gross profit from the sales of air conditioners for December 31, 2003 and 2004 was $25,000 or 18.4% and $-0- or -0-% of revenues from air conditioners. Our gross profit from the revenues generated from the sale of prepaid calling cards and long distance telephone services for the year ended December 31, 2003 and 2004 $67,013 or 33.0% and $35,187 or 35.6% of revenues. This decrease of approximately $50,806 in gross profits for all categories are the result of decreased prepaid calling card and long distance telephone service sales in 2004.

The Company's selling, general and administrative costs aggregated approximately $1,397,869 for the year ended December 31, 2003, as compared to $858,770 for the year ended December 31, 2004, representing a decrease of $539,099. The aggregate of $858,770 consists of the following: professional fees of $97,236; salaries, payroll taxes and commissions of $413,083; advertising of $44,062; rent of $91,390; telephone of $29,024 and office expenses of $183,975.

The aggregate of $1,397,869 consists of the following: professional fees of $123,482; salaries, payroll taxes and commissions of $868,480; advertising of $216,248; rent of $85,670; telephone of $17,724 and office expenses of $86,265. We also issued an aggregate of 30,000 shares of common stock as non-cash compensation of $60,000 for consulting fees.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased from $8,571 at December 31, 2003 to a cash balance of $4,580 at December 31, 2004. Working capital at December 31, 2004 was negative at $981,358 and is deficient in the payment of payroll taxes by several quarters aggregating $520,385, representing the principle amount of the payroll tax liability and estimated penalties and interest.

For the year ended December 31, 2003, we financed our operating activities through additional officer and director loans aggregating $439,980 and sales of 126,000 shares of common stock aggregating $258,907. Our uses of cash were for the purchase of fixed assets aggregating $651 and cash used by operations aggregating $841,392. We also issued an aggregate of 30,000 shares of common stock as non-cash compensation in payment of consulting services values at $60,000 or $2.00 per share. Management also write down inventory by an aggregate of $316,000 and goodwill by an aggregate of $216,379 after re-evaluating the value of our investment in prepaid calling card inventory and the value this declining business represents to the overall marketing strategy of the business going forward.

For the year ended December 31, 2004, we financed our operating activities through additional officer and director loans aggregating $1,616,656; bank lines of credit of $253,974; a customer deposit of $54,960 and sales of 251,392 shares of common stock aggregating $300,825 at an average price of $1.27 per share and has received additional subscriptions for shares of common stock aggregating
$3,906. Our uses of cash were for the purchase of fixed assets aggregating $3,095 and cash used by operations aggregating $587,942. Management also wrote down goodwill by an aggregate of $108,190 after re-evaluating the value of our investment in prepaid calling card inventory and the value this declining business represents to the overall marketing strategy of the business going forward.

We have also established lines of Credit with the Ponce De Leon Federal Bank as follows: A $200,000 revolving line of credit with interest at 9% with monthly interest and principal payments of $4,980; and a $10,000 revolving line of credit with interest payable monthly at 9% payable monthly. As of December 31, 2004, the balances due on these lines of credit are $226,701 and 27,273, respectively. The line of credit has the personal guarantee of Mr. Koutsobinas.

Management believes that it will be able to fund the Company's reorganization through loans from management and the sale of shares of our Common Stock until the Company's marketing strategy generates sufficient revenues relating to the sale of prepaid telephone calling cards, long distance telephone service and air conditioners. We also expect to experience an increase in revenues from the sales of our new products consisting of motor scooters, cellular telephones, and plasma televisions.

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

A legal action was filed against us by our former auditor, Edward Engels, in the Civil Court of the City of New York, Bronx County, seeking recovery of accounting fees totaling $25,000. We have filed a counterclaim seeking return of all previous moneys paid the Mr. Engels, approximately $75,000. This legal action was settled by the payment of $4,000.

A legal action by Rainbow Advertising for $36,000 for advertising services was filed during the third quarter of 2003. The Company has entered into a settlement agreement whereby payments of $10,000, $5,500 and $5,500 are due May 15, June 15 and July 5, 2004. All installments have been paid.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB. Additional risks and uncertainties not presently known to ICT Technologies or those deemed immaterial may also impair the Company's business, financial condition, and operating results.

ICT Technologies Has A Limited Operating History With Which To Judge Its Performance ICT Technologies is in an early stage of its proposed development. The Company has a limited operating history on which to base an evaluation of its business and prospects. Its prospects must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks and uncertainties the Company must, among other things, implement and execute its business strategy successfully, respond to competitive developments, and attract, integrate, retain, and motivate qualified personnel. There can be no assurance that ICT Technologies will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on ICT Technologies' business, results of operations, and financial condition. ICT Technologies, Inc., its senior executives, and Europhone USA have attempted to engage in various businesses in the past, but they have not been successful in seeing any of those enterprises to a state of profitability.

ICT Technologies Has A History Of Losses, Which May Continue

The Company incurred net losses from operations of $966,822 for the fiscal year ended December 31, 2004. ICT Technologies is a holding company for various distribution subsidiaries. Historically, distribution companies have produced small margins. There can be no assurance that ICT Technologies can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than the Company anticipates, or if operating expenses exceed ICT Technologies expectations or cannot be adjusted accordingly, ICT Technologies will continue to incur losses.

ICT Technologies Owes Back Payroll Taxes, Is Subject to Collection Action

We owe the United States Internal Revenue Service a minimum of $520,385 in Unpaid Payroll Taxes. These taxes are subject to the collection powers of the IRS that may be commenced at any time and which, if made, could result in levies upon our bank accounts, and potentially seizure of our assets. Any such activities could result in the cessation of our business activities.

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

The Company's revenues may not continue to grow or even remain at their current level. ICT Technologies will need to increase its revenues significantly to become profitable. If ICT Technologies revenues do not increase as much as it expects, or if ICT Technologies expenses increase at a greater pace than revenues, the Company may not achieve profitability. If ICT Technologies does becomes profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. ICT Technologies expects to incur additional costs and expenses in 2005 related to:

   -   Marketing and advertising related to brand development;

   -   Development and improvement of additional products and services;

   -   The hiring of additional personnel; and

   -   Evaluating and completing potential acquisitions of other businesses

ICT Technologies Relies On Third Party Relationships For Its Operations and Termination Of These Relationships May Have A Materially Adverse Impact On Operations.

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

There can be no assurance that suitable replacements could be established for any supply or distribution contract that is terminated, and the loss of any such relationship could materially and adversely affect ICT Technologies business. Additionally, there can be no assurance that any relationship between ICT Technologies and any third party will continue to be beneficial to the Company. There can also be no guarantee that third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company, or that such third party products will not contain defects or errors. ICT Technologies may experience lost revenues due to a third party's delay in correcting defects in their products or delay in delivering an adequate supply of their products. A resulting loss of market share could also ensue.

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

ICT Technologies Has A Tangible Net Worth Deficit And A Going-Concern Qualification In Its Financial Statement Report, Either Or Both Of Which May Make Capital Raising More Difficult And May Require ICT Technologies To Scale Back Or Cease Operations. Additional Expenses For Compliance with the Sarbannes Oxley Act.

The Company has a tangible net worth deficit and a going-concern qualification in its financial statement report, either or both of which may make raising capital more difficult, and may require it to scale back or cease operations. This deficit indicates that ICT Technologies will be unable to meet its future obligations unless additional funding sources are obtained. In addition, the Company faces increased costs associated with compliance with the internal control provisions of the Sarbannes Oxley Act. To date, ICT Technologies has been able to obtain funding and meet its obligations in a timely manner solely as a result of the contribution of funds by its principal stockholder on an as-needed basis. There is no obligation for the principal stockholder to make any such contribution of funds and there can be no assurance that any funds will be available from such principal stockholder in the future. If in the future the Company is unsuccessful in attracting new sources of funding, then it will be unable to continue its business. There is no guarantee that the Company will be able to attract additional necessary equity and/or debt investors. If ICT Technologies is unable to obtain additional funding, it may not be able to continue operations.

ICT Technologies Has a History of Failing to Produce Revenue From Publicly Announced Transactions

The Company has entered into a series of transactions that purported to have apparently significant impact on its minimal revenues and lackluster operating history. Every such announcement has failed to produce any significant revenue. This pattern of unexpected failures to produce revenues from transactions purported to have large potentials for revenue production and earning growth exposes the Company to possible litigation liabilities and generally diminishes the Company's credibility.

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

ICT Technologies Has No Insurance Coverage. ICT Technologies May Be Subject To Product Liability Claims Relating To The Products It Distributes And ICT Technologies Insurance Coverage May Not Be Adequate.

ICT Technologies faces an inherent risk of exposure to personal injury claims, including product liability claims in the event that the failure of its products results, or is alleged to result, in bodily injury or property damage. The Company maintains no insurance coverage. There can be no assurance that the Company will not experience any material product liability losses in the future or that it will not incur significant costs to defend such claims. ICT Technologies is not covered by insurance against product liability claims, or other claims and hence the Company may be liable for any damage caused by products that it distributes. Moreover, such insurance may not be available in the future on terms that are acceptable to ICT Technologies. A successful claim brought against ICT Technologies in excess of any insurance coverage it may have at the time of such a claim may have a material adverse effect on its business.

ICT Technologies Has No Service Department Nor Inventory for Parts

ICT Technologies maintains no service department to service any of the products it distributes, nor does it maintain an inventory of parts. Hence all service must be provided through the manufacturers warranty. The manufacturers of all goods sold by ICT Technologies are in foreign countries and hence lack of service and available parts may impede the ability of the Company to compete.

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

ICT Technologies's Directors, Executive Officers, And Their Affiliates Beneficially Own Approximately 91.9% Of ICT Technologies Stock; Their Interests Could Conflict With Yours; Significant Sales Of Stock Held By Them Could Have A Negative Effect On ICT Technologies Stock Price; Stockholders May Be Unable To Exercise Control

Mr. Vasilios Koutsobinas, the Company's Chief Executive Officer, and Mr. Joshua Shainberg, the Companys President, are parties to a voting agreement pursuant to which they all agree to vote their shares as directed by Mr. Koutsobinas and further agree not to dispose of more than 2,000,000 shares of Common Stock each in any calendar year. This Agreement was amended on November 5, 2004 to allow Mr. Shainberg to gift four million (4,000,000) shares of the Companys common stock to a religious organization. The voting agreement expires on June 30, 2007. The parties to the aforementioned voting agreement, in the aggregate, presently own approximately 90.9% of the Common Stock. As a result, Mr. Koutsobinas will have the ability to control all matters submitted to stockholders of ICT Technologies for approval and to control the management and affairs of ICT Technologies. Such concentration of ownership may have the effect of delaying, deferring, or preventing a change in control of ICT Technologies, impede a merger, consolidation, takeover, or other business combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of ICT Technologies. During 2004 Mr. Koutsobinmas consented to the transfer by gift of 4,000,000 shares of the Company's common stock to an unrelated not for profit entity.

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

Potential Adverse Effect Of Shares Eligible For Future Sale

The Company has outstanding approximately 86,450,884 shares of Common Stock. Approximately 78,358,905 such shares are subject to an agreement restricting their resale prior to December 2007, but that agreement permits the sale by the parties thereto of an aggregate of 4 million shares per calendar year. No prediction can be made as to the effect, if any, that the availability of such shares for sale will have on the market prices that may be traded on the OTC Electronic Bulletin Board or any securities exchange or inter-dealer quotation system on which the Common Stock may be listed. The possibility that substantial amounts of the Companys Common Stock may be sold in the public market may adversely effect the prevailing market prices for ICT Technologies Common Stock and could impair its ability to raise capital in the future through the sale of equity securities. Actual sales or the prospect of future sales of shares of ICT Technologies Common Stock under Rule 144 or otherwise may have a depressive effect upon the price of ICT Technologies Common Stock and the market therefor.

Anti-Takeover Effects Of Provisions Of The Certificate Of Incorporation And Delaware General Corporation Law ("DGCL")

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2004, and the results of its operations and changes in its financial position from January 1, 2004, through December 31, 2004, have been made.



                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                       Page

Item 1 - Financial Statements


      Balance Sheet as of December 31, 2004                                F-4


      Statements of Operations for the years ended December 31,
         2004 and 2003                                                     F-5




      Statements of Stockholders Equity  for the years ended December 31,
         2004 and 2003                                                     F-6



      Statements of Cash Flows for the years ended December 31, 2004
         and 2003                                                          F-7




      Notes to Financial Statements                                 F-8 - F-20






                           DRAKEFORD & DRAKEFORD, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS

                                 554 Duncan Road
                             Royston, Georgia 30662
                                  770-575-0915


REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of ICT TECHNOLOGIES, Inc.

We have audited the consolidated balance sheet of ICT Technologies, Inc. as of December 31,2004, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICT Technologies , Inc., as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



S/Drakeford & Drakeford, LLC
-------------------------------------

May 14, 2005




                             ICT TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                             December 31, 2004
                                    ASSETS

CURRENT ASSETS
Cash and cash equivalents                                         $      4,580
Accounts receivable                                                     60,115
Inventory                                                               31,136

     Total current assets                                               95,831

PROPERTY AND EQUIPMENT, net                                              1,944


     TOTAL ASSETS                                                 $     97,775


         LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Bank overdraft                                                   $      34,063
Accounts payable and accrued expenses                                  213,507
Payroll taxes and withholdings                                         520,385
Customer deposit                                                        54,960
Bank  lines of credit                                                  253,974

            Total current liabilities                                1,076,889

LONG-TERM LIABILITIES
Officer loans payable                                                1,616,656

      Total Liabilities                                              2,693,545


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares $.001 par value each. At December 31, 2004  there are 0 shares
outstanding
Common stock authorized 200,000,000 shares, $.001 par value
each. At December 31, 2004, there are 86,450,884
shares outstanding                                                      86,451
Common stock subscribed                                                  3,906
Additional paid-in capital                                           2,645,462
Retained Earnings (deficit)                                        (5,331,589)

        Total stockholders equity (deficit)                        (2,595,770)

               TOTAL LIABILITIES AND STOCKHOLDERS EQUITY          $     97,775

The accompanying notes are an integral part of these statements.





                                      F-32
                             ICT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                         For the years ended
                                  December 31, 2004          December 31, 2003




Revenue
Durable goods                                $    0                $   136,000
Commissions & other                          23,276                     15,296
Prepaid telephone cards                      75,477                     51,717

Total revenues                               98,753                    203,013

Cost of goods sold                           62,566                    116,020



Gross profit                                 36,187                     86,993

Operating Expenses
Selling, general and administrative          858,770                 1,397,869
Non-cash compensation-issuance of stock            0                    60,000
Depreciation                                  36,049                    15,514
Write down of inventory                            0                   316,000
Write down of goodwill                       108,190                   216,379

   Total operating Expenses                1,003,009                 2,005,762

   Net Income (loss) from operations        (966,822)              (1,918,769)

Other income and expenses
     Interest expense                        (13,020)                 (49,176)

           Total other income (expenses)     (13,020)                 (49,176)

                  Income (loss)         $  ( 979,842)          $  ( 1,967,945)


Basic  earnings (loss) per common share   $     (.01)          $         (.02)

Weighted average shares outstanding, basic 86,378,313               89,229,492


The accompanying notes are an integral part of these statements.



                             ICT TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                    Common      Additional
                     Common stock   Stock       Paid-in    Accumulated
                     Shares  Amount Subscribed  Capital    Loss           Total



Balance at
Jan 1, 2003      92,043,492  $92,043 $112,100  $1,917,944 $(2,389,802)$(267,715)

Common stock subscribed               258,907                            258,907

Delivery of common stock
subscribed          126,000     126  (347,101)    346,975                      0
Issuance of shares as
consulting fees      30,000      30                59,970                 60,000

Cancellation of escrowed
shares of
common stock     (6,000,000) (6,000)                             6,000         0

Net loss for the year
ended Dec  31, 2003 ______    ________  _______    _______(1,967,945)(1,967,945)

Balance at
Dec 31,2003   86,199,492  $86,199  $23,906  $2,324,889  $(4,351,747)$(1,916,753)


Common stock
subscribed       125,416      126  (20,000)    169,849                  149,975

Sale of common
stock            125,976      126              150,724                  150,850

Net loss for the year
ended Dec  31, 2004                                        (979,842)  (979,842)

Balance at Dec
31,2004       86,450,884  $86,451  $3,906  $2,645,462  $(5,331,589) $(2,595,770)


The accompanying notes are an integral part of this statement.




                                      F-63
                             ICT TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the year ended    For the year ended
                                       December 31,2004       December 31, 2003

OPERATING ACTIVITIES
Net (loss)                                      $( 979,842)         $(1,967,945)
Adjustments for noncash and nonoperating items:
Depreciation and amortization                       36,049               15,514
Common stock for services                                0               60,000
Write-down of goodwill                             108,190              216,379
Write-down of inventory                                  0               316,00
Changes in operating assets and liabilities:
Receivables                                          35,920              24,710
Inventory                                            51,929            (62,475)
Prepaid expenses                                          0               2,797
Bank overdraft                                      (28,657)             62,720
Accounts payable and accrued expenses               (19,681)            111,713
Customer deposit                                          0              54,960
Payroll taxes and withholdings                      208,150             312,235

Cash  used by operating activities                 (587,942)          (853,392)

INVESTING ACTIVITIES
    Capital expenditures                             (3,095)              (651)

    Cash used by investing activities                (3,095)              (651)

FINANCIAL ACTIVITIES
    Proceeds from common stock subscribed            149,975            258,907
    Proceeds from sale of stock                      150,850                  0
    Officer loan payable                             357,786            439,980
     Security deposit refund                           5,000                  0
    Bank line of credit                              (76,565)         (104,008)

    Cash provided by financing activities            587,046            594,879

NET  DECREASE IN CASH                                 (3,991)         (259,164)

    CASH BALANCE BEGINNING OF PERIOD                   8,571            267,735

    CASH BALANCE END OF PERIOD                     $   4,580          $   8,571

    NON CASH ACTIVITIES:
            Interest                             $     13,020       $    54,821
            Corporate income taxes               $          0       $         0
            Common stock subscribed              $          0       $    60,000
            Conversion of common stock           $          0       $   341,101


The accompanying notes are an integral part of these statements





                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


1. NATURE OF BUSINESS, BASIS OF PRESENTATION AND CONTINUING OPERATIONS

Nature of Business and Basis of Presentation

ICT Technologies, Inc. (the "Company" or "ICT"), is located in Port Chester, New York. The Company is a distributor for products and services in the telecommunications and consumer durables sectors. The Company has established distribution relationships for mobile telephones, Internet (ISP) service, prepaid internet service and motor scooters. During 2004, the Company shifted emphasis away from calling cards, mobile telephone design and manufacturing, and concentrated on selling plasma televisions, motor scooters and air conditioners. The air conditioners, mobile telephones and motor scooters are being manufactured in the Peoples Republic of China (PRC) and South Korea. The Company expects to begin generating revenues in all of these additional product and service areas during 2005. As of December 31, 2004, sales in these areas have not yet commenced.

Continuing Operations

During the period required to develop the subscriber base, expand its service coverage area and develop additional durable products, the Company has required and will continue to require additional operating funds. The Company has suffered net losses and negative operating cash flows since inception. For the year ended December 31, 2004, the Company had net losses from operations of $979,842, and negative operating cash flows from operations of $587,942. The Company is in a negative working capital position of $981,058 at December 31, 2004, that includes payroll tax liabilities of $520,385.

The Company must fund the purchase of initial inventory pursuant to previous contractual relationships with suppliers in the Peoples Republic of China (PRC). Funding is also required of the payroll tax liabilities and additional cost required in meeting the compliance requirements of Sarbanes-Oxley. Funding for its operations has been provided primarily by officer loans and through the sale of common stock. For the period from January 1, 2002 through December 31, 2004, management has provided additional funding to the Company totaling $1,616,656 in the form of officer loans. The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone cards, internet services, and durable products at levels sufficient to generate operating revenues in excess of expenses. The Company is also dependent upon managements ability to fund the payroll tax liability debt to the Internal Revenue Service, and additional cost to be incurred in implementing the compliance requirements of Sarbanes-Oxley.




                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

From a financing standpoint, managements focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases, fund debt on payroll tax liability, secure additional funds for Sarbanes-Oxley compliance, and achieve positive cash flows makes the Companys ability to continue as a going concern uncertain. While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Also, the Company has substantial payroll tax liabilities that could cease operations by the Internal Revenue Service along with meeting compliance requirements with Sarbanes-Oxley. Management's plans for future operations consist of developing its market share for durable goods, prepaid telephone card services and other complementary prepaid services through product awareness promotional campaigns and development of key manufacturing and distributor relationships for its products and services. The Company does not maintain retail outlets for its products. Rather, it sells its products and services through distributors who, in turn, resell the Company's products and services to customers and subscribers through a variety of distribution channels, including convenience-type retail stores, wholesalers and, to a lesser extent, other distribution channels.

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




                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

The financial statements presented consist of the consolidated balance sheet of the Company; including Europhone USA, Inc., Europhone, Inc., Eurospeed, Inc.; Europhone USA, LLC; and Eurokool Inc. at December 31, 2004 and the related consolidated statements of operations and cash flows for the years ending December 31, 2004 and 2003. All significant inter-company transactions have been eliminated in consolidation.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is concentrated with two customers. One customer accounted for more than 10% of consolidated revenues in the years 2003 and 2004 for prepaid telephone calling cards and one customer accounted for the all of the revenues derived from the sale of air conditioners in 2003. This concentration of revenues increases our risk associated with nonpayment by these customers.

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

The Company does extend credit to wholesale and retail purchasers of the Company's Durable goods and and prepaid calling cards.






                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004



Revenue Recognition

As of December 31, 2004, the Company's products consist of prepaid phone cards and long distance service. Communications services are recognized as revenue when services are provided. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

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

Prepaid phone card costs consist of the printing and packaging of the cards. Prepaid phone cards are held as inactive status and are activated upon proof of delivery to the distributor. Due to obsolete, slow-moving and non-saleable pre-paid phone cards at December 31, 2003, the Company wrote off $316,000.



                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004




Sources of Supply

The Company purchases air conditioners through two primary suppliers located in the PRC with agreements contracted through our subsidiaries, Europhone, Inc. and Eurokool. Although the Company believes that other suppliers ultimately could provide similar products on similar terms, a disruption in the supply from the Company's existing vendors could adversely affect the ability of the Company to meet its customers' requirements.

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

Property and Equipment

Property  and  equipment  are  stated  at cost  and  consist  of  computers  and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as



                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004





incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized. Property and equipment consists of the following at December 31, 2004:

       Furniture and fixtures                    $17,029
       Leasehold improvements                     54,278
                                                --------
                                                  71,307
       Less - Accumulated depreciation
         and amortization                         (69,363)
                                                  --------
                                                  $ 1,944
                                                    =====



Depreciation expense was $36,049 and $15,514 for the years ended December 31, 2004 and 2003, respectively.

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

Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible



                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004






     Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. .The Company has revaluated the carrying value of goodwill and has written down the asset by $216,379 in 2003 and $108,190 in 2004.

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




                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004




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



Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 2004 and 2003, were approximately $44,063 and $216,248.

Fair Value of Financial Instruments

The values the Company presents for financial assets and liabilities as of December 31, 2004 (including cash and cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses) approximate the fair market value of these assets and liabilities due to their short maturity. The fair value of notes payable approximates carrying value at December 31, 2004.

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



                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004



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



                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004



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

The following common stock transactions occurred during the year ended December 31, 2004:

During the second quarter ended June 30, 2004, the Company sold 125,976 shares of common stock at a range of $1.00 to $1.20 totaling an amount of $150,850. Also during the year, the Company issued and delivered common stock subscribed, totaling 231,666 shares, and canceled 106,250 shares of common stock.



                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004

5. BANK LINE OF CREDIT

On May 31, 2001, Europhone USA received a revolving line of credit providing a $300,000 line of credit from the Ponce De Leon Federal Bank and is payable in monthly installment payments of $4,980 including interest at 9%. At December 31, 2004, the balance due was $253,974. The line of credit has the personal guarantee of Mr. Koutsobinas. Also as of December 31, 2004, the Company had a bank overdraft of $34,063.

6. LEASES

The Company sub-leases eight rooms of office space from Olympic Telecom, Inc., based on a lease agreement for the Landlord Ernest Simons Company, Inc., located at 181 Westchester Avenue, Port Chester, New York. The sub-lease is in the name of ICT Technologies, Inc. and is for a period extending from February 1, 2005 to January 31, 2009. Future commitments for minimum lease rentals are as follows:
      2005                 $28,620
      2006                 $30,051
      2007                 $31,554
      2008                 $33,131

Rent expense including common area charges under operating leases was $91,391 and $87,939 for the years ended December 31, 2004 and 2003, respectively. Obligations under capital leases are not significant.

7. INCOME TAXES

A deferred income tax asset is established for the complete amount of income tax benefits available in future periods from the assumed realization of tax net operating loss carryforwards. In addition, a deferred income tax asset or liability is established for the complete amount of income tax benefits or liabilities from the effect of temporary differences. The components of the net deferred income tax assets as of December 31, 2004, were as follows: Deferred income tax assets:
    Net operating loss carryforwards                     $ 5,331,589
    Valuation allowance                                  ( 5,331,589)
                                                        ---------------
Net deferred income tax assets                               $    0
                                                              =======



                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004



At December 31, 2004, the Company has federal and state income tax loss carryforwards of approximately $5,331,589 which expire through 2020, subject to the limitations of the IRC Section 382. The Company has provided a valuation allowance of $5,331,589 at December 31, 2004, because, in management's assessment, it is uncertain whether the net deferred income tax assets will be realized.

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

8. Related Party Transactions

     The Company is obligated to repay moneys advanced by officers and directors of the company aggregating $1,616,656 payable without interest on demand.

9.  Supply Agreements

     The Company, through its subsidiaries has entered into various marketing agreements for the purchase of air conditioners, cellular telephones and motor scooters with various companies in the PRC. The terms of the agreements grant rights to market these products in the North American Continent and certain European countries. The terms of these agreements run essentially to March 31, 2007 and have minimum order requirements with agreed increases on an annual basis. As of December 31, 2004, the Company has not met the minimum order requirements under these agreements because of delays in obtaining approvals by various agencies in the United States. The Company through its subsidiaries has acquired the right to use such trade names as Eurospeed and Eurokool.

10.  Business Segment Information

The Company has identified two reportable business segments: air conditioners and long distance telecommunications services. The retail telecommunications


                             ICT TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 2004


services business segment includes [domestic and international] prepaid and rechargeable calling cards, and consumer long distance services to individuals and businesses.

The Company evaluates the performance of its business segments based primarily on operating income (loss) after depreciation, amortization and impairment charges, but prior to interest income (expense), other income (expense), income taxes, extraordinary items and cumulative effect of accounting changes. All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and investment-related costs, which are not allocated to the business segments. Operating results and other financial data presented for the principal business segments of the Company for the year ended December 31, 2004 and 2003.
                                                   December 31,    December 31,
                                                        2004               2003
  Durable goods                                       $    0           $136,000
  Long Distance telephone                             23,276             15,296
  Prepaid telephone cards                             75,477             51,717
                                                    ---------         ---------
      Total revenues                                $ 98,753           $203,013
                                                      =====             =====
Revenue from customers located outside of the United States represented approximately 94.6%, of total revenues for the year ended December 31, 2003, with Greece representing most sales.

Revenue from customers located outside of the United States represented approximately 91.5%, of total revenues for the year ended December 31, 2004, with Greece representing most of the sales.

11. Payroll Tax Liability

As of December 31, 2004, the Company has incurred payroll tax, penalty, and interest charges totaling $520,385. Management is in the process of making arrangements for installment agreements with the appropriate tax authorities.

These taxes are subject to the collection powers of the IRS that may be commenced at any time and which, if made, could result in levies upon the bank accounts, and potentially seizure of assets. Any such activities could result in the cessation of business activities.

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

                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
The names, ages, positions and offices held by each of our officers and directors are shown on the following table.
Name                       Age         Position

Vasilios Koutsobinas         50    Chairman, Chief Executive Officer

Joshua Shainberg             49    President, Director

Andrew Eracleous             76    Chief Financial Officer, Director

Vasilios Koutsobinas has served as the Chairman and Chief Executive Officer of ICT Technologies, Inc. since May 2002. Prior to joining ICT Technologies (and simultaneously with his service to ICT Technologies), Mr. Koutsobinas had served as chief executive officer of the Eurogroup of Companies, which included several subsidiaries contributed to ICT Technologies in the 2002 Transaction as well as EurophoneUSA, since March 17, 2000. Mr. Koutsobinas has over 25 years of experience in the import/export field which he engaged in through private companies of his own. In addition, he served as President of Uncle Bill's, Inc., a private corporation in the restaurant business from approximately 1997 to 2001.

Joshua Shainberg has been the President and a Director of ICT Technologies, Inc. since February 1997. During the past five years Mr. Shainberg has been self-employed as a private investor.

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

Since January 1, 2004, the following reports under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") were not filed or were not timely filed by officers, directors or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to
Section 12 of the Exchange Act: To the Company's knowledge, no officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to January 1, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the three years ended December 31, 2004, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during 2004 and each other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 in 2004 (the "Named Executive Officers").
                               SUMMARY COMPENSATION TABLE
                                                                          Other
Name and Principal Position  Year   Salary   Bonus  Compensation   Compensation

Vasilios Koutsobinas         2004    $-0-     -0-       -0-                -0-
Chief Eexecutive Officer     2003    $-0-     -0-       -0-                -0-
                             2002    $81,096  -0-      $4,666          $11,832

Joshua Shainberg n1/         2004    $20,000  -0-        -0-               -0-
President                    2003    $-0-     -0-        -0-               -0-
                             2002    $-0-     -0-        -0-               -0-

Andrew Eracleous             2004   $32,730  - 0 -      - 0 -               -0-
Chief Financial Officer      2003   $32,730  - 0 -      - 0 -               -0-
                             2002   $31,000  - 0 -      - 0 -      $100,000(n2)

n1/ The  Board of  Directors  has not yet  made a  determination  regarding  Mr.
Shainberg's   compensation   package.   It  is   anticipated   that  after  such
determination is made, a retroactive adjustment for 2004 may be made.

n2/ Represents 435,000 shares of Common Stock issued to Mr. Eracleous in exchange for services.

ICT Technologies does not maintain a stock option program, has granted no restricted stock awards and maintains no long-term incentive programs. None of the named Executive Officers has a written employment contract with ICT Technologies.

DIRECTOR COMPENSATION

Each non-management director of ICT Technologies, Inc. is paid $24,000 per year for his services as a director. No payments were made to the directors in 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 31, 2004, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company as a group.

Name and Address       Amount and Nature               Percent of Class
of Beneficial Owner    Of Beneficial Ownership(1)   Beneficially Owned

Vasilios Koutsobinas          77,481,675                        89.9%
Joshua Shainberg                 877,230                         1.0%
Andrew Eracleous                 839,950                         1.0%

All executive officers and directors as a group:

3 persons                     79,198,855                        91.9%

(1) Beneficial ownership has been determined pursuant to Rule 13-d under the Exchange Act.

ICT Technologies does not maintain any equity incentive compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the closing of the 2002 Transaction, the working capital requirements of ICT Technologies have been satisfied almost entirely through loans from Mr. Vasilios Koutsobinas, the chief executive officer and principal stockholder of ICT Technologies, Inc. These loans, which are payable [on demand], totaled $1,616,656 at December 31, 2004.

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

As described more fully under "Business - Overview", from the date of the 2002 Transaction through May 10, 2005, Europhone USA, which was wholly owned by Vasilios Koutsobinas until such date, performed certain distribution agreements to which it was a party as agent for ICT Technologies, Inc. Europhone USA and Olympic Telecom, also controlled by Mr. Koutsobinas, are sub-tenants under the lease relating to the executive offices occupied by the Company.

In February, 2005, Joshua Shainberg, President of the Company, transferred by gift 4,000,000 shares of the Companys common stock to an unrelated party. Mr. Koutsobinas has not, at the date of this report, chosen to waive the provisions of the agreement between himself and Mr. Shainberg limiting transfers.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b) No reports or Form 8-K were filed during the fourth quarter ended December 31, 2004.

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

                    ICT TECHNOLOGIES, INC.

May 18, 2005             /s/ Vasilios Koutsobinas
                                  Vasilios Koutsobinas
                                  Chief Executive Officer, Director
                                  (Principal Executive Officer)

May 18, 2005            /s/ Andrew Eracleous
                                 Andrew Eracleous
                                 Chief Financial Officer, Director
                                 (Principal Financial and Accounting Officer)




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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date: May 18, 2005

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date: May 18, 2005

                             /s/ Andrew Eracleous
                               Andrew Eracleous
                             Chief Financial Officer




Exhibit
Number Description of Exhibits

3.1   Certificate  of  Amendment  of  Certificate   of   Incorporation   of  ICT
Technologies, Inc.*

3.2   Bylaws of ICT Technologies, Inc.**

10.1 Amended and Restated Share Acquisition and Voting Agreement dated as of May 9, 2002 and executed April 30, 2003 by and among Europhone USA, Inc., Vasilios Koutsobinas and Joshua Shainberg***

10.2  Amendment  to the  Amended  and  Restated  Share  Acquisition  and  Voting
Agreement

16 Letter from Thomas P. Monahan dated as of July 22, 2002 regarding change in Certifying Accountant****

21   List of Subsidiaries

23 Consent of Drakeford and Drakeford,P.A. Certified Public Accountant -filed electronically herewith

99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Incorporated by reference to Exhibit 3(iii) from the Company's Form 10-KSB for the annual period ended December 31, 2001, filed on April 29, 2002

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

Europhone, Inc.

Eurokool, Inc.
Europhone, Inc.
Europhone USA, Inc.
Europhone USA LLC
Eurospeed, Inc.


Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

May 18, 2005




Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

May 18, 2005