Form 10QSB
period 2005-06-30
ICT TECHNOLOGIES INC
filed 2006-02-21
CIK 1005663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2005
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, to June 30, 2005


ICT Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware 13-4070586
(State or other jurisdiction) (IRS Employer Identification No.)

of incorporation or organization
ICT Technologies, Inc.
181 Westchester Avenue, Port Chester, NY 10573
(914) 937-3900
(Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.001, 86,654,384 shares outstanding as of June 30, 2005 Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]


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

SIGNATURES........................................................16-18


QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.
These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2004 under "Management's Discussion and Analysis." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
In addition, we do not undertake hereby any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report. Descriptions of our suppliers and their operations contained herein are taken in part from corporate web sites and other sources that are believed to be accurate but as to which we cannot guarantee accuracy.



PART I - FINANCIAL INFORMATION
                          INDEX TO FINANCIAL STATEMENTS



Part I - Financial Information

                                                                           Page

Item 1 - Financial Statements

Balance Sheets as of June 30, 2005 (unaudited) and December 31, 2004     F-2

Statements of Operations for the six months ended June 30,
2005 and 2004 (unaudited) 						 F-3

Statements of Stockholders Equity for the six months ended
June 30, 2005 (unaudited)                                                F-4


Statements of Operations for the three months ended June 30,
2005 and 2004 (unaudited)                                                F-5


Statements of Cash Flows for the six months ended June 30,
2005 and 2004 (unaudited)                                                F-6


Notes to Financial Statements                                     F-7 - F-16

ITEM 1 - Financial Statements

ICT TECHNOLOGIES, INC. 						F-2
CONSOLIDATED BALANCE SHEET
                                       June 30, 2005  	   December 31, 2004
ASSETS (UNAUDITED)

CURRENT ASSETS
Cash and cash equivalents              $          0       $          4,580
Accounts receivable                          60,115                 60,115
Inventory                                    31,136                 31,136

     Total current assets                    91,251                  95,83
PROPERTY AND EQUIPMENT, net                       0                  1,944

OTHER ASSETS
Loan Receivable                               2,000                      0

        TOTAL ASSETS                   $     93,251       $         97,775

LIABILITIES AND STOCKHOLDERS EQUITY (UNAUDITED)

CURRENT LIABILITIES
    Bank overdraft                     $     34,293       $         34,063
    Accounts payable & accrued exp.         189,767                213,507
    Payroll taxes                           514,295                520,385
    Customer deposits                        54,960                 54,960
    Bank lines of credit                    254,826                253,974
    Accrued Salaries Payable                 25,968                      0
    Workers Comp Payable                      6,045

     Total current liabilities         $  1,080,154      $       1,076,889

LONG-TERM LIABILITY
    Officers loans payable                1,848,291              1,616,656

        TOTAL LIABILITIES              $  2,928,445       $      2,693,545

STOCKHOLDERS EQUITY (DEFICIT)
Preferred stock, authorized 10,000,000 shares $.001 par value each.
At June 30, 2005 and December 31, 2004 there are 0 shares outstanding. Common stock authorized 200,000,000 shares, $.001 par value each.
At June 30, 2005 and December 31, 2004 there are 86,654,384 and
86,450,884 shares outstanding, respectively.
Common Stock at Par                          86,451                 86,451
Common stock subscribed                       4,207                  3,906
Additional paid-in capital                2,673,732              2,645,462
Retained Earnings (deficit)              (5,599,584)            (5,331,589)

    TOTAL STOCKHOLDERS EQUITY (DEFICIT)  (2,835,194)            (2,595,770)

TOTAL LIABILITIES & STOCKHOLDERS EQUITY $    93,251            $     97,775

The accompanying notes are an integral part of these statements.

ICT TECHNOLOGIES, INC. 						F-3
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                  For the six months ended
                                            	June 30, 2005   June 30, 2004

Revenue

Commissions & other                       $            0          $    16,936
Prepaid telephone cards                                0               18,207

          Total revenues                               0               35,143

Cost of goods sold                                     0               12,888


Gross profit                                           0               22,255

Operating Expenses
    Selling, general and administrative           37,499              538,350
    Depreciation                                   1,944                7,716

          Total operating Expenses                39,443              546,066

          Net Income (loss) fr opr               (39,443)            (523,811)

Other income and expenses
     Interest income                                   0                    0
     Interest expense                                 (0)            (     82)

           Total other income (expenses)              (0)            (     82)

                  Income (loss)            $    ( 39,443)            (523,893)


Basic earnings (loss) per common share     $        (.00)         $      (.01)


Weighted average shares outstanding, basic     86,654,384           86,315,813


ICT TECHNOLOGIES, INC.					F-4

CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT
(UNAUDITED)
Shares of Common Stock Outstanding, Common Stock at par, common stock subscribed
Additional paid-in capital, Retained earnings, Stockholders Equity
Balance at
Jan 1, 2005 82,243,584 $86,451 $3,906 $2,645,462 $(5,331,589) $(2,595,770)

Common stock
subscribed                        301

Sale of common
stock


Balance at
Jun 30,2005 86,654,384 $86,451 $4,207 $2,673,732 $(5,599,584) $(2,835,194)

Net loss for the six months ended June 30, 2005 $ ( 39,443)


The accompanying notes are an integral part of these statements.

ICT TECHNOLOGIES, INC. 						F-5
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                 For the three months ended
                                             	June 30, 2005   June 30, 2004




Revenue
Commissions & other                       $            0          $     9,875
Prepaid telephone cards                                0               11,366

          Total revenues                               0               21,241

Cost of goods sold                                     0                4,944



Gross profit                                           0               16,297

Operating Expenses
    Selling, general and administrative           26,297              286,495
    Depreciation                                       0                3,858

          Total operating Expenses                26,297              290,353

          Net Income (loss) from operations      (26,297)            (274,056)

Other income and expenses
     Interest income                                   0                    0
     Interest expense                                 (0)                   0

           Total other income (expenses)              (0)                   0

                  Income (loss)            $    ( 26,297)            (274,056)


Basic earnings (loss) per common share     $        (.00)         $      (.00)


Weighted average shares outstanding, basic    86,654,384           86,369,146


The accompanying notes are an integral part of these statements.



The accompanying notes are an integral part of this statement.


ICT TECHNOLOGIES, INC. 					F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS

                              For the six months ended

                                           June 30, 2005       June 30, 2004
                                              UNAUDITED          UNAUDITED

OPERATING ACTIVITIES
Net (loss)                                $(39,443)            $(523,893)
Adjustments for noncash and nonoperating items:
Changes in operating assets and liabilities:
Loans Payable                                     0                     0
Receivables                                                        29,945
Inventory                                                          (8,462)
Prepaid Expense & Deposit					    5,000
Bank Overdraft                                                     27,126
Accounts Pay & Accrued Exp.                                        48,777
Deferred Income                                                    51,842
Payroll Taxes and Withholdings                                     81,529

Cash (used) by operating activities        (39,443)              (288,136)

INVESTING ACTIVITIES
Capital expenditures                             0               (  1,151)
Depreciation and amortization                1,944                  7,716
Shareholders Loan                                0

Cash (used/provided) by investing activities 1,944                  6,565

FINANCING ACTIVITIES
Bank line of credit                              0                    384
Proceeds from Common Stock subscribed				  149,975
Proceeds from the sale of stock                                   150,850
Officer loan payable                        32,689               ( 27,567)

Cash (provided) by financing activities     32,689                 273,642

NET  (DECREASE) IN CASH                     (4,810)                (7,929)
    CASH BALANCE BEGINNING OF PERIOD      ( 29,483)                 8,571

    CASH BALANCE END OF PERIOD            $(34,293)                $  642


The accompanying notes are an integral part of these statements
ICT TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)
1. Nature of Business, Basis of Presentation and Continuing Operations Nature of Business and Basis of Presentation
ICT Technologies, Inc. (the "Company" or "ICT"), is located in
Port Chester, New York. The Company is a distributor for products and servicesin the telecommunications and consumer durables sectors. The Company has completed shipments of prepaid telephone calling cards
(variable rate) and shipments of air conditioning units to retail channels in Greece, generating its revenues in each of these areas, while continuing the long-distance service and prepaid calling phone card business acquired from its predecessor. The Company has also established distribution relationships for mobile telephones, Internet
(ISP) service, prepaid internet service and motorcycles.
The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China (PRC) and South Korea.
The Company expects to begin generating revenues in all of these additional product and service areas during 2005.
As of June 30, 2005, sales in these areas have not yet commenced.
Continuing Operations
During the period required to develop the subscriber base, expand its service coverage area and develop additional durable products, the Company has required and will continue to require additional operating funds.
The Company has suffered netlosses and negative operating cash flows since inception.
For the six months ended June 30, 2005, the Company had net losses from operations of $39,443, and negative operating cash flows from operations. The Company is in a negative working capital position of $5,599,584 at June 30, 2005 and is deficient in the payment of payroll taxes for several quarters aggregating $514,295, representing the principal amount of the payroll tax liability and estimated penalties and interest.
The Company must fund the purchase of initial inventory pursuant to previous contractual relationships with suppliers in the Peoples Republic of China (PRC).
Funding for its operations has been provided primarily by officer loans and through the sale of common stock. For the period from January 1, 2002 through June 30, 2005,management has provided additional funding to the Company totaling $1,848,291 in the form of officer loans and bank loans totaling $254,826 and bank overdrafts of $34,293.
The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone cards, internet services, and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to buildits operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company.
Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain.
While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.
The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.
Management's plans for future operations consist of developing its market share for durable goods, prepaid telephone card services and other complementary prepaid services through product awareness promotional campaigns and development of key manufacturing and distributor relationships for its products and services.
The Company does not maintain retail outlets for its products. Rather, it sells its products and services through distributors who, in turn, resell the Company's products and services to customers and subscribers through a variety of distribution channels, including convenience-type retail stores, wholesalers and, to a lesser extent, other distribution channels.
In order to provide reliable service to its subscribers, the Company must continue to develop and maintain favorable relationships with telephone carriers from which it purchases airtime. The Company currently maintains contracts with two major carriers, which expire periodically through 2007. There are no assurances that management will be successful in its marketing plans or that favorable contracts will be negotiated with the major telephone carriers upon expiration of the existing contracts.
Additionally, the Company must continue to update its products and services to meet current technology standards.
The financial statements presented consist of the consolidated balance sheet of the Company: including Europhone USA, Inc., Europhone, Inc., Eurospeed, Inc., Europhone USA, LLC, and Eurokool, Inc. at June 30,
2005 (unaudited) and December 31, 2004 and the related consolidated statements of operations and cash flows for the six months ending
June 30, 2005 (unaudited) and 2004.
All significant inter-company transactions have been eliminated in consolidation.
2. Summary of Significant Accounting Policies
Vulnerability Due to Certain Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and trade accounts receivable.
There are no revenue during the first and second quarters of 2005, and the company continues its efforts in order to secure orders for its products.
The Company is subject to risks associated with its international operations, including changes in exchange rates, difficulty in trade accounts receivable collection and longer payment cycles. Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.
The Company also receives extended dating of accounts payable due manufacturers of air conditioners from the PRC.
The Company does extend credit to wholesale and retail purchasers of the Company's durable goods.
Revenue Recognition
As of December 31, 2004 and June 30, 2005, the Company's products consist of long distance services. Communications services are recognized as revenue when services are provided.
Revenue is earned through the rounding of minutes used, access charges, connection charges and weekly maintenance fees. The Company pays the related telephone charges to the carrier on a monthly basis as usage occurs. It is the Company's experience that these cards are consumed within the first 30 days of sale and activation; otherwise, they will expire after 90 days.
Revenue from the sale of durable goods is recognized when products are shipped or services are rendered.

Inventories
Inventories include air conditioners and cellular telephones and are valued at the lower of average cost or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value.
Prepaid phone cards are held as inactive status and are activated upon proof of delivery to the distributor.
As of June 30, 2005, the Company has written off an aggregate of $0 in obsolete prepaid telephone cards and prepaid internet access CD's.
Prepaid phone card costs consist of the printing and packaging of the cards. Prepaid phone cards were held on an inactive status and were being activated upon proof of delivery to the distributor.
Sources of Supply
The Company purchases air conditioners through two primary suppliers located in the PRC with agreements secured through our subsidiaries, Europhone, Inc. and Eurokool, Inc. Although the Company believes that other suppliers ultimately could provide similar products on similar terms, a disruption in the supply from the Company's existing vendors could adversely affect the ability of the Company to meet its customers' requirements.
The Company sold prepaid telephone calling cards in two primary countries, the United States and Greece, through a relationship with one primary carrier providing access, billing and egress. Should the Company not be able to renew its reseller carrier arrangement with its existing carrier network, it would need to seek service from another carrier in the market. While management believes that a similar service could be obtained from other carriers in each market it serves, a disruption in the company's contracts could affect the ability of the Company to meet its customers' requirements.
The Company currently resells long distance telephone service through a relationship with one primary provider, which has relationships with three primary carriers providing coverage and access to approximately 97% of the United States and mainstream networks.
Should the Company not be able to renew its reseller carrier arrangements with its existing carrier network, it would need to seek service from another carrier.
While management believes that service could be obtained from another carrier in each market it serves, a disruption in the company's contract could affect the ability of the Company to meet its customers' requirements.
Property and Equipment
Property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements.
These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter.
Maintenance and repairs are expensed as incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized.
Property and equipment consists of the following at June 30, 2005 and December 31, 2004:



                                   	June 30, 2005      December 31, 2004

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
                                                  =====                =====


Depreciation expense was $1,944 and $3,858 for the six months ended
June 30, 2005 and 2004, respectively.
Impairment of Long-Lived Assets
Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, establishes accounting standards for the impairment of long-lived assets.
The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.
If this review indicates that the asset will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced. Goodwill
In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible
Assets.
Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement.
Other intangible assets will continue to be amortized over their useful lives.
The Company has revalued the carrying value of goodwill and has written off the total assets in prior quarters. As of June 30, 2005, the Company has written off the balance of Goodwill aggregating $0.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents include all the cash balances and highly liquid investments with an original maturity of three months or less.
Income Taxes
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases.
The effect on deferred income tax assets and liabilities of a change in income tax rates is recognized in the income statement in the period of the income tax rate change.
Valuation allowances are established when it is necessary to reduce deferred income tax assets to the amount expected to be realized in future years.
Earnings Per Share
In accordance with the provisions of SFAS No. 128, "Earnings Per Share,
" basic earnings per share is computed by dividing net income by the number of weighted-average common shares outstanding during the year.
Product Warranty
All air conditioner sales are covered by a one-year manufacturer's warranty covering product defects. To date, costs have not been incurred related to unit defects.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for the three months ended June 30, 2005 were $0.
Fair Value of Financial Instruments
The values the Company presents for financial assets and liabilities approximate the fair market value of these assets and liabilities due to their short maturity.
The fair value of notes payable approximates carrying value at June 30, 2005 and December 31, 2004.
Recently Issued Accounting Standards
In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement
Obligations.
SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost.
It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company was required to adopt SFAS 143 on August 1, 2002 and expects that the provisions will not have a material impact on its consolidated financial statements.
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical
Corrections.
SFAS 145 updates, clarifies and simplifies existing accounting pronouncements.
SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, will now be used to classify those gains and losses because Statement
No. 4 has been rescinded. Statement No. 44 was issued to establish accounting requirements for the effects of transition to provisions of the Motor Carrier Act of 1980. Because the transition has been completed, Statement No. 44 is no longer necessary.
SFAS 145 amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This amendment is consistent with the FASB's goal of requiring similar accounting treatment for transactions that have similar economic effects.
SFAS 145 also makes technical corrections to existing pronouncements.
While those corrections are not substantive in nature, in some instances, they may change accounting practice.
ICT is required to adopt SFAS 145, effective for Fiscal 2003. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30, will be reclassified to conform with the provisions of SFAS 145.
The Company does not expect the adoption of SFAS 145 will have a material impact on its consolidated financial statements.
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.
Previous accounting guidance was provided by Emerging Issues Task Force
(EITF) Issue No. 94-3, Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (including
Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 replaces EITF 94-3. The Statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
The Company does not expect
the adoption of SFAS 146 will have a material impact on its consolidated financial statements.
Litigation
The Company is subject to litigation in the ordinary course of its business. Management believes that any potential liability thereto is not material to the Company's financial position and results of operations.
4. Stockholder s Equity
Common Stock
No common stock transactions occurred during the three month period ended
June 30, 2005.
5. Bank Line of Credit
On May 31, 2001, Europhone USA, Inc. received a revolving line of credit providing a line of credit from the Ponce De Leon Federal Bank and is payable in monthly installment payments of $4,980 including interest at 9%.
At March 31, 2005, the balance due was $254,826. The line of credit has the personal guarantee of Mr. Koutsobinas. Also, as of June 30, 2005, the Company had a bank overdraft of $34,293.
6. Leases
The Company subleases 4,000 sq feet of office space from Olympic Telecom Inc. at 181 Westchester Avenue, Port Chester, NY. The lease started on
February 1, 2005 at the annual rent of $28,200 escalating 3% each year and expires on January 31, 2009.
In addition the tenant pays an average of $150 per month for common charges.

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

    Net operating loss carryforwards                            $    0
    Valuation allowance                                              0
                                                               -----------
Net deferred income tax assets                                  $    0
                                                                   =======

Future sales of common stock by the Company or its principal stockholders, or changes in the composition of its principal stockholders, could constitute a "change of control" that would result in annual limitations on the Company's use of its NOLs and unused tax credits.
Management cannot predict whether such a "change in control" will occur.
If such a "change in control" were to occur, the resulting annual limitations on the use of NOLs and tax credits would depend on the value of the equity of the Company and the amount of "built-in-gain" or "built-in-loss" in the Company's assets at the time of the "change in control," which cannot be known at this time.
8. Payroll Tax Liability
As of June 30, 2005, the Company has incurred payroll tax, penalty, and interest charges totaling $514,295. Management is in the process of making arrangements for installment agreements with the appropriate taxing authorities.
9. Related Party Transactions
As of June 30, 2005 the Company is obligated to repay moneys advanced by officers and directors of the company aggregating $1,848,291 payable without interest on demand.
10. Supply Agreements
The Company, through its subsidiaries has entered into various marketing agreements for the purchase of air conditioners, cellular telephones and motor scooters with various companies in the PRC. The terms of the agreements grant rights to market these products in the North American Continent and certain European countries.
The terms of these agreements run essentially to March 31, 2007 and have minimum order requirements with agreed increases on an annual basis. As of June 30, 2005, the Company has not met the minimum order requirements under these agreements because of delays in obtaining approvals by various agencies in the United States.
The Company through its subsidiaries has acquired the right to use such trade names as Eurospeed and Eurokool.
The Company had previously received a purchase order and letter of credit to design, and then sell, mobile telephones to Audiovox ("ACC"). This letter of credit and purchase order expired and the Company has no assurance that any business will be transacted with ACC.
11. Business Segment Information
The Company has identified two reportable business segments: air conditioners and long distance telecommunications services. The retail telecommunications services business segment includes consumer long distance services to individuals and businesses.
The Company evaluates the performance of its business segments based primarily on operating income (loss) after depreciation, amortization and impairment charges, but prior to interest income (expense), other income (expense), income taxes, extraordinary items and cumulative effect of accounting changes. All corporate overhead is allocated to the business segments based on time and usage studies, except for certain specific corporate costs, such as treasury management and investment-related costs, which are not allocated to the business segments.
Operating results and other financial data presented for the principal business segments of the Company for the six months ended June 30, 2005 and 2004.

                                       June 30, 2005               June 30, 2004


Long Distance Telephone                             0                     16,936
Prepaid telephone cards                             0                     18,207
                                             ---------                 ---------
    Total revenues                           $      0                    $35,143

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented non-misleading.
In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2005, and the results of its operations and changes in its financial position from January 1, 2005, through June 30, 2005, have been made.
The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.
ITEM 2 - Management s Discussion and Analysis of Financial Condition and Results of Operations
Unless the context otherwise requires, (i) all references to "ICT Technologies" or the "Company" include ICT Technologies, Inc. and its wholly owned subsidiaries; Europhone USA, Inc. ("Europhone USA"), Europhone, Inc., Europhone USA LLC, Eurokool Inc., and Eurospeed Inc.
Overview
ICT Technologies is a distribution company for products and services in the telecommunications and consumer durables sectors. ICT Technologies has established distribution relationships for the following products and services: prepaid internet service CD's; air conditioners; motorcycles; internet (ISP) service; and mobile telephones.
We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes, but is not limited to, the sale of prepaid telephone cards, cellular telephones, and long distance telephone service.
As of June 30, 2005, we have engaged in the direct sale of long distance telephone service to customers as an agent for PowerNet Global.
We earn our income as a percentage of the amount billed to and collected from long distance customers sourced by us. We have not received any payment for our share of long distance revenue.
As of June 30, 2005 our customer base (long distance only) is located entirely in the United States.
We have entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation,Ltd. ("Ningbo") of the PRC and Uroatech, Inc. of South Korea.
Pursuant to this agreement with Ningbo, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement.
If we purchase less than 400,000 mobile telephones each year
(or 30,000 per month), the agreement terminates automatically. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions.
As of June 30, 2005, we have received samples of the cellular telephones that we plan to sell and have not derived any revenue.
On October 20, 2003, we entered into agreement with Uroa Tech, Inc. through our subsidiary Europhone USA, Inc. (Europhone USA) which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date.
The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time.
We have also entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC:
Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and
Guangdong Richvast Company, Limited ("Richvast").
Our distribution agreement with Chigo covers the period through January 31, 2007.
We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place.
We are obligated to purchase a minimum of 200,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the year ending December 31, 2004. However, ICT Technologies has received verbal assurance from Chigo and Richvast that the minimum purchase requirements will not be enforced for past periods.
With regard to the Chigo agreement, we must increase our unit purchases by 50% in each contract year after the first for the duration of the contract. We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand.
We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods.
The price for the motorcycles will be negotiated by the parties in connection with each purchase order.
As of June 30, 2005, we have not generated any revenue and have samples of these motorcycles in inventory. We have continued to finance our activities through the resources of Management and have devoted the majority of our efforts to initiating the Company's market plans for telecommunications products, air conditioners and motorcycles, developing sources of supply, developing and testing marketing strategy, and expanding the management team to further marketing research and development for the Company's products.
We have also funded our operations and growth through officer and Director loans, aggregating $1,848,291 as of June 30, 2005.
The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or to fund its marketing plans and product development activities.
There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner, and within the budget constraints of management.
Also, there can be no assurance that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into market design, implementation, and development, as defined in the Company's operating plan, will significantly reduce the cost of development, preparation, and processing of purchases and orders, enabling the Company to effectively compete in the marketplace.
Critical Accounting Policies and Estimates
Revenue from our long distance services business is generated, on a commission basis, for service provided by a single carrier. Revenue from the sale of durable goods is recognized when products are shipped.
Consistent with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets, "goodwill is no longer amortized, but instead tested at least annually for impairment. Prior to 2002, goodwill was amortized using the straight-line method over its estimated period of benefit of 15 years. Consistent with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we evaluate long-lived assets for impairment and assess their recoverability based upon anticipated future cash flows.
If facts and circumstances lead us to believe that the cost of one of our assets may be impaired, we will write down that carrying amount to fair value to the extent necessary. We have not recorded any impairment of long-lived assets since adopting SFAS No. 144.

Business Activities

We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes the sale of prepaid intenet services CD's, mobile telephones, and long distance telephone service.
Telecommunications Segment. We engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We have not earned our income as a percentage of the amount billed to, and collected from, long distance customers sourced by us. We have not received any payment for our share of long distance revenue. As of June 30, 2005, our customer base (long distance only) is located entirely in the United States. We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC").
As of June 30, 2005, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones.

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

Motorcycles Segment

We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of March 31, 2005, we have not generated any revenue and have samples of these motorcycles in inventory. The Company's distribution agreements for durable goods
(including mobile telephones) include requirements that ICT Technologies order minimum quantities of products. These minimum order requirements have not been satisfied to date, and although the relevant suppliers have agreed verbally not to enforce such requirements based on past order shortfalls
(in some cases,in recognition of the fact that regulatory approvals have not been obtained), there is no assurance that these suppliers will not seek to enforce the minimum purchase requirements in the future. These minimum quantities are substantial, and ICT Technologies does not currently have the financial resources to satisfy the minimum ordering requirements to which ICT Technologies is subject. Moreover, ICT Technologies' distribution agreements generally do not establish any price at which the goods to be supplied thereunder are to be purchased, and the Company must negotiate prices for each shipment of goods it orders. Results of Operations for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.

ICT TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
For the three months ended
June 30, 2005 - June 30, 2004
                                            June 30, 2005      June 30, 2004
Revenue
Commissions and other                       $     0       0%   $ 9,875   46,5%
Prepaid telephone cards                           0       0%    11,366   53.5%

                                           -------- -------    -------  ------
Total revenues                                    0       0%    21,241  100.0%

Cost of goods sold                                0       0%     4,944   23.3%
                                           -------- -------   --------  ------
Gross profit                                      0       0%    16,297   76.7%

Operating Expenses

Selling, general and administrative          26,297            286,495  1,348%
Depreciation                                      0              3,858  18.2
                                            ------- -------  ---------  ------
Total operating Expenses                     26,297            290,353  1,366%

Net Income (loss) from opr             	    (26,297)      (274,056) (1,366.2%)

Other income and expenses

Interest expense                                  0      0           0
                                           --------   -----   -------    -----
Total other income                                0                  0

Net(Loss)                          $ (26,297)         $(274,056)(1,366.2%)

For the three months ended June 30, 2005, the Company generated 0 net sales $0 as compared to $21,241 for the three months ended June 30, 2004. For the three months ended June 30, 2004, revenues consisted of $9,875 in commissions and $11,366 in prepaid telephone cards.
As of June 30, 2005, service costs for the prepaid telephone calling cards and CD's were $0 or 0% of revenue. As of June 30, 2004, service costs for the prepaid telephone calling cards and prepaid internet cards were $4,944 or 23.3% of revenue.

Our gross profit for all categories for the three months ended June 30, 2005 was $0 or 0% of sales. Our gross profit for all categories for the three months ended June 30, 2004 was $16,297 or 76.7% of sales.

The Company's selling, general and administrative costs aggregated approximately $26,297 for the three months ended June 30, 2005, as compared to $286,495 for the three months ended June 30, 2004.

The aggregate of $26,297 consists of the following: professional fees of $10,000, automobile expense of $141, bank service charges of $460, rent of $12,186,telephone $3,317 and travel and entertainment of $193.

The aggregate of $286,495 consists of the following:
professional fees of $45,846; office expenses of $3,779, payroll of $197,865,insurances of $13,745 and travel and entertainment of $54,278.

Liquidity and Capital Resources

Net cash used by operating activities was $26,297 for the second quarter of 2005,as compared to net cash used by operating activities of $226,575 for the second quarter of 2004. This amount includes, amongst other things, cash beingused by a net loss from operations of $(26,297) and an increase in loans payable.

The Company's cash balance at June 30, 2005 currently is inadequate to meet ICT Technologies' needs for any appreciable period of time. Although ICT Technologies' operations are using cash rather than producing positive cash flow, management believes that it will eventually be able to fund the Company through the Company's reorganization process by increasing revenues from the sale of mobile telephones, long distance telephone service, and air conditioners.
We also expect to experience an increase in revenues from the sales of our other products such as motorcycles. We believe that shipments of products will take place during the fourth quarter of 2005 and that cash will be generated to fund subsequent shipments. It will be necessary for the Company to obtain additional financing arrangements, and in certain cases to obtain additional regulatory approvals, to expand its distribution activities.
Until positive cash flow can be generated, ICT Technologies will have to raise additional capital to meet its routine operating expenses. There is no assurance that such financing will be available to ICT Technologies on terms satisfactory to it or on any terms at all. Mr. Koutsobinas has no obligation to make any further investment in ICT Technologies. If ICT Technologies raises additional capital at this time through the issuance of additional equity, the current shareholders of ICT Technologies may experience substantial dilution.

ITEM 3 - Controls and Procedures
As of a date within 90 days before the filing date of this quarterly report, an evaluation was performed under the supervision of Vasilios Koutsobinas, the Company's chief executive officer, and Andrew Eracleous, the Company's chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Messrs. Koutsobinas and Eracleous recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives and they necessarily were required to exercise their judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
The Company has no pending litigation that would have a material adverse affect on the Company's operations.
Item 2.  Changes in Securities
None
Item 3.  Defaults upon Senior Securities
None
Item 4.  Submission of Matters to a Vote of Security-Holders
None
Item 5.  Other information
The Company had given four former employees 86,500 restricted shares of stock for services rendered in the fourth quarter of 2004.
ITEM 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
99.1 Chief Executive Officers Certification of Financial Statements Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 99.2 Chief Financial Officers Certification of Financial Statements Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b) Reports on Form 8-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:  February 15, 2006
ICT Technologies, Inc.
                                         /s/ Vasilios Koutsobinas

-----------------------------------------
                                             Vasilios Koutsobinas
                                             Chief Executive Officer



                                        /s/ Andrew Eracleous

-----------------------------------------
                                            Andrew Eracleous
                                            Chief Financial Officer
                           (Principal Financial and Accounting Officer)

CERTIFICATIONS
I, Vasilios Koutsobinas, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of ICT
Technologies, Inc.;
2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
February 15, 2006


   /s/ Vasilios Koutsobinas
----------------------------------
     Vasilios Koutsobinas
     Chief Executive Officer

I, Andrew Eracleous, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of ICT
Technologies, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. February 15, 2006


/s/ Andrew Eracleous
 ----------------------------------
    Andrew Eracleous
    Chief Financial Officer

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

Vasilios Koutsobinas
Chief Executive Officer
February 15, 2006

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

Andrew Eracleous
Chief Financial Officer
February 15, 2006