Form 10KSB
period 2005-12-31
ICT TECHNOLOGIES INC
filed 2006-11-13
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

           Issuer's telephone number, including area code: (914) 937-3900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value 001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were: $ 0

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.05 per share, was $914,260 as of November 9, 2006.

At November 9, 2006, the registrant had outstanding 96,427,384 shares of Common stock, par value 001 per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]




TABLE OF CONTENTS

PART I
ITEM 1 DESCRIPTION OF BUSINESS                                               1
ITEM 2 DESCRIPTION OF PROPERTY                                               9
ITEM 3 LEGAL PROCEEDINGS                                                     9
ITEM 4 SUBMISSION OF MATTERS TO A
       VOTE OF SECURITY HOLDERS                                             10

PART II
ITEM 5 MARKET FOR COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS                                          10
ITEM 6 MANAGEMENT'S DISCUSSION AND
       ANALYSIS OR PLAN OF OPERATIONS                                       11
ITEM 7 FINANCIAL STATEMENTS                                                 21
ITEM 8 CHANGES IN AND DISAGREEMENTS WITH
       ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE                                                 21
ITEM 8A CONTROLS AND PROCEDURES                                             22
ITEM 8B OTHER INFORMATION                                                   22

PART III
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS,
       PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(a) OF THE
       EXCHANGE ACT                                                         22
ITEM 10 EXECUTIVE COMPENSATION                                              24
ITEM 11 SECURITY OWNERSHIP OF CERTAIN
        BENEFICIAL OWNERS AND MANAGEMENT                                    24
ITEM 12 CERTAIN RELATIONSHIPS
        AND RELATED TRANSACTIONS                                            25
ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                    25
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


SIGNATURES................................................................. 26
CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER............................................. 27-28
ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................  29
DESCRIPTION OF EXHIBITS.................................................... 44
CERTIFICATIONS PURSUANT TO 18 U.S.C SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002.............................................. 46-47


ICT TECHNOLOGIES, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context otherwise requires, (i) all references to "ICT Technologies" or the "Company," "we," "us" or similar terms include ICT Technologies, Inc. and its wholly owned subsidiaries Europhone Inc., Europhone USA, Inc.
("Europhone  USA"),  (Europhone,  Inc.)  together   with   Europhone   USA   is
hereinafter referred to jointly as ("Europhone") Europhone USA LLC, Eurokool Inc., and Eurospeed Inc. and (ii) all references to the Company's activities, results of operations and financial condition prior to May 9, 2002 relate to Europhone USA, Inc. ("Europhone USA"), which is the business predecessor of the Company for accounting purposes.

FORWARD-LOOKING AND THIRD PARTY STATEMENTS

ICT Technologies intends that certain matters discussed are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as ICT Technologies "believes, "intents," "anticipates," "expects" or "estimates" or words of similar meaning. Similarly, statements that describe ICT Technologies future plans, objectives, acquisitions, targets or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and ICT Technologies undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Descriptions of our suppliers and their operations contained herein are taken in part from corporate web sites and other sources that are believed to be accurate but as to which the Company cannot guarantee accuracy.

BUSINESS OVERVIEW

ICT Technologies is a holding company for subsidiaries that sell the "Euro" family of products and services. In 2005, we shifted emphasis away from calling cards, mobile telephone design and manufacturing, and focused on the development of plasma televisions, motor scooters and air conditioning. For that reason, among others, there were no revenues in 2005.

In 2002, we acquired Europhone, Inc.from Mr. Vasilios Koutsobinas in exchange of shares of stock. The terms of the 2002 Transaction were amended in April 2003 to include the contribution by Mr. Koutsobinas to ICT of 100% ownership interest in Europhone USA. Finally, pursuant to the 2002 Transaction, Mr. Koutsobinas transferred to the Company 100% ownership interest in Eurospeed,Inc. and Eurokool, Inc., which do not currently conduct operations but hold certain intellectual property used by the Company. ICT Technologies succeeded to the rights of Europhone Inc. and Europhone USA under and Europhone USA transferred their rights to ICT Technologies under the following agreements:

	* Distribution agreements with Canquest Communications (Canada) Inc. ("Canquest") and its affiliate, Canquest Communications (Online) Inc. ("Canquest Online"), relating to the sale of prepaid telephone calling cards and prepaid internet service, respectively;

	* Distribution agreements with manufacturers located in the Peoples Republic of China ("PRC") relating to the manufacture of air conditioners, motorcycles and mobile telephones; and

	* Distribution agreements with PNG Telecommunications, Inc. ("PowerNet Global") relating to the provision of ISP service and to Europhone USA's historical telecommunications long-distance service lines business None of these agreements had produced revenue.

In consideration for the assets contributed to ICT by Mr. Koutsobinas pursuant to the 2002 Transaction, ICT issued 68,000,000 shares of new common stock to Mr. Koutsobinas and 10,000,000 shares of new common stock (the "Europhone USA Shares") to Europhone USA, resulting in Mr. Koutsobinas becoming the controlling stockholder of the Company and also assumed the positions of Chairman and Chief Executive Officer upon the closing of the 2002 Transaction. Upon contribution by Mr. Koutsobinas of his Europhone USA stock to ICT Technologies,the 10,000,000 shares was cancelled and 10,000,000 additional shares of new common stock were issued to Mr. Koutsobinas bringing his total initial holdings to 78,000,000 shares.

ICT Technologies, Inc. was organized as a Delaware corporation on May 27, 1999 and is the successor by merger to a New York corporation formed on February 8, 1994.

The Company's principal executive office is located at 181 Westchester Avenue, Port Chester, New York 10573 and its telephone number is (914) 937-3900. Information about ICT Technologies may be found on its website at "www.icttechnologies.com." Information found on ICT Technologies website should not be considered part of this annual report on Form 10-KSB.

BUSINESS SEGMENTS

ICT Technologies is currently pre-revenues. ICT is anticipated to have revenues in prepaid cell phones (Europhone USA), motorcycles and scooters (Eurospeed), air conditioning units (Eurokool) and plasma televisions.

Present Business

Telephones

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

ICT Technologies began providing long distance service in October 2002 all located in the United States, but did not generate any business at December 31, 2005.

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

As of December 31, 2005, the Company did not generate any revenue from the sale of prepaid phone cards and long distance service. The Company offers essentially two classes of prepaid calling cards; "first use" and "usage" cards. Prepaid calling cards are delivered to the dealers essentially on a consignment basis. Upon notification by the telephone carrier that cards have been initialized by a customer, the face amount [of the card(s)] less dealer discount is invoiced and recognized as deferred income. Invoices are payable by the dealer within 48 hours after invoicing.

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

Internet Service

ISP Service. ICT Technologies offers flat-rate, unlimited internet access as an agent of ISP services provided by PowerNet Global. ICT Technologies used to have about 400 customers for this service. The Company markets this service to retail customers as w ell as to the small office/home office market. The service will include web and email hosting: users will be provided with up to five e-mail addresses and a personal home page. The ICT Technologies internet access service will be supported by 24-hour a day, 7-day-a-week technical assistance provided by PowerNet Global.

Pursuant to its agreement with PowerNet Global for the provision of ISP service, ICT Technologies receives a percentage of the amount billed to and collected from ISP customers sourced by ICT Technologies. It is expected that any distributors used by ICT Technologies will be paid a portion of the revenues realized by ICT Technologies on a pass-through basis. No revenue as generated in 2005.

Future Plans

ICT Technologies has now organized its proposed distribution businesses into four segments: plasma televisions, air conditioners and motorcycles. The following is a description of the principal products and services in each segment and the ways that ICT Technologies expects to profit from distributing these products and services in the future.

Plasma Televisions

The Company has recently discussed attempts to enter the growing market for plasma televisions, but to the date of this report no sales have been made except for samples bought from Namjootech, Inc., a Korean manufacturer.

Air Conditioners

ICT Technologies ("Eurokool") division has entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC Guangdong Chigo Air Conditioning Co., Limited ("Chigo") and Guangdong Richvast Group Company, Limited ("Richvast"). These air conditioners include split unit (which also serve as heaters since they are capable of blowing hot air), window, and floor unit models. Both manufacturers produce units that are comparable in cooling capacity and incorporate high-quality compressors supplied by Mitsubishi and Hitachi, respectively. The models produced by Richvast include enhanced decorative features, which are geared toward purchasers. Distribution of air conditioners began in 2002 with the shipment of samples and test models to Karagelis ("Karagelis"), a Greek wholesaler.

ICT Technologies distribution agreement with Chigo terminates on January 31, 2007. Pursuant to this agreement, ICT Technologies is appointed as the sole agent for the distribution of Chigo products bearing both the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. ICT Technologies agreed to purchase a minimum of 200,000 air conditioners in the year ending December 31, 2003 and must increase its purchases by 50% in each contract year thereafter. Compliance with minimum ordering requirements is to be tested monthly, and the failure to meet any month's minimum could lead to cancellation of the agreement by Chigo. However, ICT Technologies has received verbal assurance from Chigo that the minimum purchase requirements will not be enforced for past periods, but there can be no assurance that such forbearance will continue. The price for the air conditioning units is negotiated by the parties in connection with each purchase order. ICT Technologies is responsible for the installation, repair and maintenance of products distributed by it and for advertising such products at its expense. Chigo offers a one-year workmanship warranty on its products, whereas the major parts (such as compressor, fan motor, electric board, remote controller, etc.) are covered for five years, subject to malfunction being verified as a quality shortfall.

ICT Technologies distribution agreement with Richvast terminates in August 2007. Pursuant to this agreement, ICT Technologies is entitled to distribute
Richvast products worldwide. ICT Technologies has an exclusive right to distribute specific models of air conditioners in Europe, manufactured by Richvast, bearing the "Eurokool" brand name. ICT Technologies agreed to purchase a minimum of 80,000 air conditioners per year (or 4,000 per month) during the term of the distribution agreement. However, ICT Technologies has received verbal assurance from Richvast that the minimum purchase requirements will not be enforced for past periods, but there is no assurance that such forbearance will continue. The price for the air conditioning units is negotiated by the parties in connection with each purchase order.

Before sales of any air conditioner models can commence in the United States, appropriate government and agency regulatory approvals will need to be secured. So far five models have received regulatory approval, but no sales have occurred.

Motorcycles and Scooters

ICT Technologies has entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. ICT Technologies planned product offerings under this contract include small displacement motorbikes, dirt bikes, all terrain vehicles, and scooters. ICT Technologies is obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods, but there can be no assurance that such forbearance will continue. The price for the motorcycles is negotiated by the parties in connection with each purchase order. The Company had sold motorcycles in Greece,

Headquartered in Hong Kong with manufacturing, research, and development facilities located in Guangdong, PRC, Giantco is a motorcycle, scooter and engine manufacturer of the "HONGYI" brand.

Eurospeed, Inc, one of the subsidiaries has entered into an agreement with Yamati Manufacturing Co. in 2006 prior to the submission of 10-KSB for calendar 2005 as an exclusive agent and distributor of motorcycles and ancillary products.

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

SALES, DISTRIBUTION AND MARKETING

ICT Technologies has no employees, other than its officers, involved in sales and marketing. ICT Technologies plans to engage independent distributors to increase the scope of its sales efforts. Independent distributor relationships have been established for the sale of prepaid telephone cards and air conditioners (no sales of air conditioners were made in 2005). ICT Technologies intends to establish distribution relationships in connection with the marketing of additional products, including a company owned by a family member of one of the Company's executives for the purpose of promoting sales and the distribution of ICT Technologies' products in Europe and the Middle East.

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

EMPLOYEES

ICT Technologies currently has 2 full-time officers and a part time controller. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be very good. To reduce expenses the Company has turned to consultants and independent contractors.

GOVERNMENT REGULATION

Numerous aspects of ICT Technologies operations are subject to governmental regulation in the U.S. and abroad. Various licenses and approvals are required to be obtained in order for ICT Technologies to distribute its products.

Motorcycles. The motorcycles to be distributed by ICT Technologies are subject to certification by the U.S. Environmental Protection Agency ("EPA") for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. ICT Technologies motorcycle products have not yet been certified to comply with these standards. ICT Technologies has been advised by Giantco that the motorcycles to be distributed already meet the more stringent certification standards adopted by the EU, and that Giantco believes its applications for federal and California certification will be approved. No certification is required for motor scooters with engines that are 50cc or smaller. ICT Technologies believes that the certification process for other motorcycles will be obtained during 2006.

Air Conditioners. Approvals have been secured for the sale of air conditioners in Europe (CE approval) and the Company was granted five UL approval for the sale of air conditioners in the United States.

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

COMPETITION

ICT Technologies encounters competition in each of its product and service areas. In addition, ICT must attempt to make new designs of products in the market that is somewhat saturated with established business. The following is a description of our principal competitors and a summary of the competitive factors that are likely to influence ICT Technologies success in each of these areas.

Telecommunications Services. ICT Technologies competes with many of the largest telecommunications providers, including AT&T, Verizon and Sprint. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater brand recognition and larger customer bases than we do. We may also compete with large operators in other countries. ICT Technologies believes that its long distance and ISP services are competitive based on price and are benefited by customer support provided by the carriers. A general decrease in telecommunication rates charged by major carriers could have a negative effect on our competitive position.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

ICT Technologies owns registered trademarks for its Eurokool and Eurospeed brands. The success of ICT Technologies depends in part upon its ability to protect its trademarks, service mark, and trade secrets. Effective trademark, service mark, and trade secret protection may not be available in every country in which the Company's products and services are made available, and thus, the steps that the Company takes may be inadequate to protect its rights. ICT Technologies currently holds the Internet domain name "www.icttechnologies.com" Governmental agencies and their designees are responsible for regulating the acquisition and maintenance of domain names. The regulation of domain names in the United States and other countries may change in the near future. Such changes in the United States are expected to include a transition from the current system to a system that is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domain name registrars or modify the requirements for holding domain names. As a result, ICT Technologies may be unable to acquire or maintain relevant domain names in countries in which it conducts business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, ICT Technologies may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of its trademarks and other proprietary rights.

ICT Technologies has entered into confidentiality and assignment agreements with its employees and contractors, and non-disclosure agreements with parties with whom the Company conducts business. ICT Technologies does this in order to limit access to and prevent disclosure of its proprietary information. These agreements are designed to make it clear that ICT Technologies owns any technology developed by its employees and contractors during their engagement by ICT Technologies and to protect ICT Technologies against unauthorized disclosure of its proprietary information. There can be no assurance that these contractual arrangements or the other steps taken by ICT Technologies to protect its intellectual property will prove sufficient.

RESEARCH AND DEVELOPMENT

ICT Technologies considers the amounts spent by it for research and development during 2004 to be immaterial.

ENVIRONMENTAL MATTERS

Environmental contingencies are not expected to have a material adverse effect on ICT Technologies results of operations or financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

ICT Technologies occupies office space at 181 Westchester Avenue, Port Chester, New York 10573 which it subleases on a pass-through basis from Olympic Telecom, Inc. The annual rental is $34,419. The lease is a five year lease, with a five years option to extend with 3% per annum rate increases and initially expires January 31, 2009.

ITEM 3. LEGAL PROCEEDINGS

Virtual Resources, LLC and Dennis C. Hayes filed a lawsuit against ICT Technologies, Inc., Messrs. Vasilios Koutsobinas, CEO and Andrew Eracleous, CFO with the Supreme Court of the State of New York, County of New York on June 13, 2006 that alleges, among other things, breach of contract under a Management Consulting Agreement; non-payment of consulting fees of $7,000 and compensatory damages of $62,000; various stock options equivalent to $192,000 plus compensatory damages in the sum of $130,500 due devaluation of the 90,000 shares of ICTT stock to which Plaintiff is entitled, and exemplary and punitive damages of $5,000,000.

The original consulting services contract was executed between Plaintiff and Joshua Shainberg, President and CEO dated December 9, 2004, who the latter mis-represented himself as CEO. Records and minutes of meeting disclosed no approval by the Board of Directors to authorize Joshua Shainberg as President and CEO to negotiate contract in behalf of the company. The management believes that the lawsuit has no merit and will therefore vigorously defend itself against the lawsuit.

Crossroad Management, LLC filed a suit against our subsidiary, Europhone USA, Inc. in the Municipal Court of Elmsford, New York for unpaid rent, interest and real estate tax escalations in 2004 in the amount of $56,347 which amount is included in the accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2005. ICT is responsible for the liability of its subsidiary company. The Company has not entered into any settlement agreement in 2005 due to unavailability of funds.

There are no other material legal proceedings pending or, to its knowledge, threatened against ICT Technologies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 2005, no matters were submitted to a vote of the shareholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ICT Technologies Common Stock trades on the "Pink Sheets" under the symbol "ICTT". The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

             Common Stock
                               HIGH       LOW

YEAR ENDED DECEMBER 31, 2004
First Quarter                 $2.00     $1.10
Second Quarter                $2.00     $0.50
Third Quarter                 $2.00     $0.50
Fourth Quarter                $1.26     $0.49

YEAR ENDED DECEMBER 31, 2005
First Quarter                 $1.00     $0.48
Second Quarter                $1.10     $0.38
Third Quarter                 $0.28     $0.22
Fourth Quarter                $0.20     $0.06

As of November 9,2006, there were approximately 273 record owners of our Common Stock.

DIVIDEND POLICY

ICT Technologies has never paid cash dividends on its Common Stock and anticipates that it will retain its earnings, if any, to finance the growth of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion relates to the results of our operations to date, and our financial condition:

This Annual Report on Form 10-KSB contains forward-looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as, assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statements.

Forward-looking statements are based on management's current views and assumptions and involve known and unknown risks that could cause actual results, performance or events to differ materially from those expressed or implied in those statements. These risks include, but are not limited to, the following risks:

The forward-looking statements are made as of the date of this Annual Report on Form 10-KSB, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-QSB, 8-K and 8-K/A.

GENERAL

In 2002, we entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc. and Europhone, Inc. We are currently located in Port Chester, New York. We are a holding company for operating subsidiaries that distribute products and services in the telecommunications and plan to distribute products in the consumer durables sectors. The long-distance service and prepaid calling phone card business were acquired from our predecessor, Europhone USA, Inc. We are placing minimal resources into the marketing of this part of our business in favor of planned sales of plasma televisions, air conditioners and motorcycles. We have attempted distribution relationships for mobile telephones, Internet ("ISP") service, prepaid internet service, and motorcycles in Turkey, although no sales of motorcycles have occurred. We plan to purchase the air conditioners, mobile telephones and motorcycles from the Peoples Republic of China ("PRC") and South Korea if sales materialize.

BUSINESS ACTIVITIES

We have organized our distribution business into four segments, one of which, telecommunications, produced no revenue in 2005 and three segments that we plan in becoming active during 2006, plasma televisions, air conditioners, and motorcycles. Our telecommunications business includes, but is not limited to, the sale of prepaid telephone cards, cellular telephones, and long distance telephone service. We have attempted to engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. We would earn our income as a percentage of the amount billed to and collected from ong distance customers sourced by us. To date, we have not generated any revenue from this source.

We market prepaid phone cards, for both residential and corporate uses, that allow users to purchase a designated amount of long distance minutes to make calls from virtually any telephone or country worldwide. Through this product, we will earn a gross profit of approximately 36% of the face amount of the phone card. The phone card can be used until air time charges and other charges equal the total value of the card, subject to a 12 month expiration period. Revenue for these prepaid phone cards is deferred, recognized upon first usage, and then allocated to revenue. Revenue from the sale of prepaid phone cards is recognized upon activation by the end-user. Phone card service revenues are recognized as the end-user utilizes the cellular airtime. It is our experience that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees.

We have entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. ("Ningbo") of the PRC and Uroatech, Inc. of South Korea. Pursuant to this agreement with Ningbo, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods, although there can be no assurance that Ningbo will continue to recognize the agreement. The purchase price of the mobile telephones is supposed to be adjusted each quarter by agreement of the parties, based upon market conditions. We have received samples of the cellular telephones that we plan to sell, but to date, we have not made any sales.

We have also entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and Guangdong Richvast Company, Limited
("Richvast"). Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. We were obligated to purchase a minimum of 300,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the year ending December 31, 2004. However, ICT Technologies has received verbal assurance from Chigo and Richvast that the minimum purchase requirements will not be enforced for past periods. With regard to the Chigo agreement, we must increase our unit purchases by 50% in each contract year after the first for the duration of the contract. In 2002, we shipped our first order of 250 air conditioners, aggregating $106,000, to one customer in Greece. In 2003, we shipped an order of approximately 1,000 units to one additional customer in Greece aggregating $136,000. In 2005, we shipped no air conditioners and there can be no assurance that any future sales will occur.

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods. The price for the motorcycles will be negotiated by the parties in connection with each purchase order. To date, we we have not generated any revenue from this agreement.

We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating the Company's market plans for telecommunications products, plasma televisions, air conditioners and motorcycles, developing sources of supply, developing and testing marketing strategy, and expanding the management team to further marketing research and development for the Company's products. Because of ICT Technologies failure to develop its marketing plans and meet the purchase requirements of our contracted supply agreements, and because we have not realized any revenue for the year ended December 31, 2005, we have reduced our staff to approximately 3 people, changed office space and reduced our monthly overhead including rent and utilities in an effort to conserve our very limited resources. We have also reduced our infrastructure costs by relocating our office facilities to 181 Westchester Avenue, Port Chester, New York 10573 under a five year lease beginning February 1, 2005.

At December 31, 2005, loans payable to related parties were $1,758,366.

We have also established lines of credit with the Ponce De Leon Federal Bank. As of December 31, 2005, the balance due on these lines of credit was $254,826. The lines of credit have the personal guarantee of Mr. Koutsobinas, our Chief Executive Officer. The Company has not yet generated sufficient revenues to fund its ongoing operating expenses, or to fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner, and within the budget constraints of management. Also, there can be no assurance that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans.

CRITICAL ACCOUNTING POLICIES

The SEC recently issued disclosure guidance for "critical accounting policies." The SEC defines critical accounting policies as those accounting policies that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 2 in the consolidated financial statements.

COMPARISON OF OPERATIONS

For the year ended December 31, 2004, the Company generated net sales of $98,753 as compared to $ -0- for the year ended December 31, 2005. Revenues decreased by $98,753 primarily because were no sales of durable goods in 2005 due to our inability to implement our marketing program for marketing air conditioners and motorcycles. We were also unable to generate commission income from the sale of long distance telephone service.

Our overall cost of goods sold for telecommunication services for the years ended December 31, 2004 and 2005 was $62,566 and $ 0, respectively. The costs in 2004 represented the cost of printing and telecommunication services of the prepaid telephone calling cards and long distance services being provided. In 2004, costs of sales for the prepaid telephone calling cards and long distance telephone services was $62,566 or 63% of related revenue. There was no revenue from air conditioner sales in 2004 and 2005.

Our gross profit for the years ended December 31, 2004 and 2005 aggregated $36,187 and $ 0, respectively, for all categories of revenues. There were no sales of air conditioners in 2004 and 2005. Our gross profit from the revenues generated from the sale of prepaid calling cards and long distance telephone services for the year ended December 31, 2004 was $35,187 or 35.6% of revenues.

The Company's selling, general and administrative costs aggregated $858,770 for the year ended December 31, 2004, as compared to $167,643 for the year ended December 31, 2005, representing a decrease of $791,127. The decrease in expenses was due primarily to lower payroll and office expense in 2005 as a result of the cessation of certain telecommunications activities in 2004 and the relocation of the Company's offices in February 2005.

PLAN OF OPERATION

In 2005 and through October 2006, the Company had no operating revenues. Commencing in November 2006, the Company expects to sell motorcycles and other transportation vehicles pursuant to a Manufacturing and Distribution Agreement effective October 18, 2006 and an Exclusive Distribution Agreement dated May 18, 2006. The Company believes that it can satisfy its cash requirements for approximately 12 months without raising additional funds. During the year ended December 31, 2006, the Company does not expect to incur product research and development costs, to purchase or sell plant and equipment, or to effect significant changes in the number of employees.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB. Additional risks and uncertainties impair the Company's business, financial condition, and operating results.

ICT Technologies Has A Limited Operating History With Which To Judge Its Performance

ICT Technologies is in an early stage of its proposed development. The Company has a limited operating history on which to base an evaluation of its business and prospects. Its prospects must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks and uncertainties the Company must, among other things, implement and execute its business strategy successfully, respond to competitive developments, and attract, integrate, retain, and motivate qualified personnel. There can be no assurance that ICT Technologies will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on ICT Technologies' business, results of operations, and financial condition. ICT Technologies, Inc., its senior executives, and its subsidiaries have attempted to engage in various businesses in the past, but they have not been successful in seeing any of those enterprises to a state of profitability.

ICT Technologies Has A History Of Losses, Which May Continue

The Company incurred net losses from operations of $94,337 for the calendar year ended December 31, 2005. ICT Technologies is a holding company for various distribution subsidiaries. Historically, distribution companies have produced small margins. There can be no assurance that ICT Technologies can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than the Company anticipates, or if operating expenses exceed ICT Technologies expectations or cannot be adjusted accordingly, ICT Technologies will continue to incur losses.

ICT Technologies Owes Back Payroll Taxes, is subjected to Collection Action

We owe the U.S. Treasury the amount of $374,420.00, and the New York Dept. of Taxation in the amount of $76,092. representing unpaid payroll and unemployment taxes as of December 31, 2005. These taxes are subject to the collection powers of the governments that had commenced that resulted to liens and levies against our bank accounts. We also owe The New York Insurance Fund the amount of $25,300 for our required contribution and penalties to Worker's Compensation and Disability Insurance. Altogether, we owe the amount of $475,812 to the goverments and its subdivisions on December 31, 2005.

Mr. Vasilios Koutsobinas, Chief Executive Officer of the Company had made an amicable installment agreement with the Internal Revenue Service to pay $ 15,000 a month for ICT Technologies tax liabilities, and $ 10,000.00 a month for Eurospeed's tax liabilities that started in the third quarter of 2006. He also made $ 10,000 initial payment to New York Dept. of Taxation for ICT Technologies and Eurospeed state tax liabilities in August 2006, and subsequently, made partial installments arrangement to pay $ 2,000.00 each month until the total state tax liabilities will be fully settled. Likewise, we executed deferred installment plans agreements with New York State Dept. of Labor for unemployment insurance liability and with the Workers' Compensation Board for the unpaid workers' compensation liability, and made partial payments in September 2006 and October 2006. The funds originated from sales proceeds of common stocks of the Company.

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

The Company's revenues may not continue to grow or even remain at their current level. ICT Technologies will need to increase its revenues significantly to become profitable. If ICT Technologies revenues do not increase as much as it expects, or if ICT Technologies expenses increase at a greater pace than revenues, the Company may not achieve profitability. If ICT Technologies does becomes profitable, it may not be able to sustain or increase profitability on a quarterly or annual basis. ICT Technologies expects to incur additional costs and expenses in 2006 related to:

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

ICT Technologies Has A Tangible Net Worth Deficit And A Going-Concern Qualification In Its Financial Statement Report, Either Or Both Of Which May Make Capital Raising More Difficult And May Require ICT Technologies To Scale Back Or Cease Operations. Additional Expenses For Compliance with the Sarbanes-Oxley Act.

The Company has a tangible net worth deficit and a going-concern qualification in its financial statement report, either or both of which may make raising capital more difficult, and may require it to scale back or cease operations. This deficit indicates that ICT Technologies will be unable to meet its future obligations unless additional funding sources are obtained. In addition, the Company faces increased costs associated with compliance with the internal control provisions of the Sarbanes-Oxley Act. To date, ICT Technologies has been able to obtain funding and meet its obligations in a timely manner solely as a result of the contribution of funds by its principal stockholder on an as-needed basis. There is no obligation for the principal stockholder to make any such contribution of funds and there can be no assurance that any funds will be available from such principal stockholder in the future. If in the future the Company is unsuccessful in attracting new sources of funding, then it will be unable to continue its business. There is no guarantee that the Company will be able to attract additional necessary equity and/or debt investors. If ICT Technologies is unable to obtain additional funding, it may not be able to continue operations.

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

ICT Technologies has no insurance coverage. ICT Technologies may be subjected to products liability claims relating to the products It distributes.

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

ICT Technologies Directors, Executive Officers, And Their Affiliates Beneficially Own Approximately 90.2% Of ICT Technologies Stock; Their Interests Could Conflict With Yours; Significant Sales Of Stock Held By Them Could Have A Negative Effect On ICT Technologies Stock Price; Stockholders May Be Unable To Exercise Control

On July 22, 2005, the Board of Directors of the Company terminated the services of Joshua Shainberg as President and a director. Mr. Shainberg's services were terminated by the Board because of his non-compliance with an agreement with the Company and others regarding restrictions on transfer of the Registrant's securities as well as his failure to advise the Board of certain stock transactions involving the Registrant's securities. This action was reported in Form 8-K dated July 22, 2005. On the other hand, Mr. Shainberg refuted the non-compliance claim by Email sent to Mr. Vasilios Koutsobinas dated August 18, 2005, a copy was attached as Exhibit in the Form 8-K/A Report dated August 18, 2005.

The Form 8-K Report dated September 27, 2005 disclosed that the Board of Directors of the Company elected Mr. Cheng G. Cheng to serve as its new President and a member of the board of directors to serve until his successor is duly appointed or elected.

Drakeford & Drakeford, LLC, the Company's independent certified accountants were dismissed on September 14, 2005. This decision was approved by the Board of Directors. The Company had engaged Friedman. LLP as its new independent auditors on September 26, 2005, but terminated its client-auditor relationship on July 19, 2006 by resigning as the independent auditors of ICT Technologies, Inc. Subsequently, the Company engaged Michael T. Studer CPA, P.C. as its new independent accountants on August 15, 2006. The foregoing were duly reported in Form 8-K and Form 8-K/A.

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

Potential Adverse Effect Of Shares Eligible For Future Sale

The Company has outstanding approximately 96,427,384 shares of Common Stock. Approximately 78,000,000 such shares are subject to an agreement restricting their resale prior to December 2007, but that agreement permits the sale by the parties thereto of an aggregate of 4 million shares per calendar year. No prediction can be made as to the effect, if any, that the availability of such shares for sale will have on the market prices that may be traded on the OTC Electronic Bulletin Board or any securities exchange or inter-dealer quotation system on which the Common Stock may be listed. The possibility that substantial amounts of the Company's Common Stock may be sold in the public market may adversely effect the prevailing market prices for ICT Technologies Common Stock and could impair its ability to raise capital in the future through the sale of equity securities. Actual sales or the prospect of future sales of shares of ICT Technologies Common Stock under Rule 144 or otherwise may have a depressive effect upon the price of ICT Technologies Common Stock and the market therefor.

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2005, and the results of its operations and changes in its financial position from January 1, 2005, through December 31, 2005, have been made.



                          INDEX TO FINANCIAL STATEMENTS



Part 1 - Financial Information

                                                                          Page

Item 1 - Financial Statements


      Consolidated Balance Sheet as of December 31, 2005                   F-4


      Consolidated Statements of Operations for the years ended
         December 31, 2005 and 2004                                        F-5


      Consolidated Statements Changes in Stockholders Equity for
          the years ended December 31, 2005 and 2004                       F-6


      Consolidated Statements of Cash Flows for the years ended
         December 31, 2005 and 2004                                        F-7


      Notes to Consolidated Financial Statements                    F-8 - F-20






                          MICHAEL T. STUDER CPA P.C.
                           18 East Sunrise Highway
                              Freeport, NY 11520
                                  516-378-1000


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of ICT Technologies, Inc.

I have audited the accompanying consolidated balance sheet of ICT Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on those financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              /s/ Michael T. Studer CPA P.C.


October 20, 2006, (except for the second paragraph to Note 10 in the consolidated financial statements, as the date is November 10, 2006).


                    ICT TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                             December 31, 2005
                                    ASSETS

CURRENT ASSETS
Accounts receivable, less allowance for doubtful accounts
     of $ 30,057                                                  $     30,058
Promotional inventory                                                   31,136

     Total current assets                                               61,194

Property and equipment, less accumulated depreciation of $ 17,029            -

     TOTAL ASSETS                                                 $     61,194


      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdrafts                                                  $      34,356
Bank lines of credit                                                   254,826
Accounts payable and accrued expenses                                  122,106
Payroll taxes and withholdings                                         475,812
Customer deposit                                                        54,960
Loans payable to related parties                                     1,758,366

      Total current liabilities                                      2,700,426

      Total liabilities                                              2,700,426

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock,$.001 par value; authorized
10,000,000 shares, issued and outstanding 0 shares                           -
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
86,654,384 shares                                                       86,655
Additional paid-in capital                                           2,700,039
Retained earnings (deficit)                                         (5,425,926)

     Total stockholders' equity (deficiency)                        (2,639,232)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)      $     61,194


  See notes to consolidated financial statements.


                                     F-4

                       ICT TECHNOLOGIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Year ended December 31,
                                               2005                     2004

Revenue:
Prepaid telephone cards                 $         -           $         75,477
Commissions and other                             -                     23,276

Total revenue                                     -                     98,753

Costs and expenses:
Cost of sales                                     -                     62,566
Selling, general and administrative           67,643                   858,770
Depreciation                                   1,944                    36,049
Impairment of goodwill                             -                   108,190
Total costs and expenses                      69,587                 1,065,575

Net income (loss) from operations          (  69,587)              (   966,822)

Interest expense                           (  24,750)              (    13,020)

Net income(loss)                         $ (  94,337)           $  (   979,842)

Earnings (loss) per common share,
  basic and diluted                      $ (     .00)           $  (       .01)

Weighted average number of common shares
outstanding                               86,552,634                86,378,313


See notes to consolidated financial statements.


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                       YEARS ENDED DECEMBER 31, 2004 AND 2005

                                      Common    Additional   Retained
                   Common    Stock    Stock      Paid-in     Earning
                   Shares    Amount Subscribed   Capital     (Deficit)    Total
Balance at
January 1, 2004  86,199,492  $86,199  $23,906  $2,324,889 $(4,351,747)$(1,916,753)

Common stock
 subscribed         125,416      126  (20,000)    169,849                 149,975

Sale of common
stock               125,976      126              150,724                 150,850

Net loss for the year
ended December  31,
2004                                                       (  979,842) (  979,842)

Balance at
December 31,
2004             86,450,884   86,451    3,906   2,645,462  (5,331,589) (2,595,770)

Common stock
subscribed                            ( 3,906)      3,906                       -

Sale of common
stock                57,000       57               14,193                  14,250
Shares issued in
settlement of
liability            60,000       60               14,940                  15,000
Shares issued for
services             86,500       87               21,538                  21,625

Net loss for the year
ended December 31,
2005                                                        (  94,337) (   94,337)

Balance at
December 31,
2005             86,654,384  $86,655    $ -     2,700,039 $(5,425,926)$(2,639,232)

See notes to consolidated financial statements.


                     ICT TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year ended December 31,
                                                   2005                2004

OPERATING ACTIVITIES
Net income(loss)                                $(  94,337)        $(  979,842)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                        1,944              36,049
Common stock for services                           21,625                   -
Impairment of goodwill                                   -             108,190
Changes in operating assets and liabilities:
Receivables                                         30,057              35,920
Inventory                                                -              51,929
Bank overdraft                                         293           (  28,657)
Accounts payable and accrued expenses            (  76,401)          (  19,681)
Payroll taxes and withholdings                   (  44,573)            208,150

Net cash provided by (used in) operating
activities                                       ( 161,392)          ( 587,942)

INVESTING ACTIVITIES
Capital expenditures                                     -           (   3,095)

Net cash used in investing activities                    -           (   3,095)

FINANCING ACTIVITIES
Proceeds from common stock subscribed                    -             149,975
Proceeds from sale of common stock                  14,250             150,850
Loans payable to related parties                   141,710             357,786
Security deposit refund                                  -               5,000
Bank lines of credit                                   852           (  76,565)

Net cash provided by financing activities          156,812             587,046

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS  (   4,580)          (   3,991)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR         4,580               8,571

CASH AND CASH EQUIVALENTS, END OF YEAR           $       -        $      4,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                    $       -        $     13,020
Income taxes paid                                $       -        $          -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Shares issued in settlement of liability         $   15,000                  -
Shares issued for services                       $   21,625                  -

See notes to consolidated financial statements.    F-7



                    ICT TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2005


1. ORGANIZATION AND BUSINESS OPERATIONS


ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. ICTT has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. (SPEED), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("KOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("FONE3"), a New York limited liability company formed on August 2, 2002.

ICTT and its subsidiaries (collectively, the "Company") operate from their offices in Port Chester, New York. ICTT acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.In 2004, the Company's operations were limited to the sale of prepaid telephone cards and long distance telephone service. In 2005, the Company had no business operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation- The consolidated financial statements include the accounts of ICTT and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation - The consolidated Financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced net losses since inception of $5,425,926 and at December 31, 2005, the Company had no cash and a stockholders' deficiency of $2,639,232. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company raised capital in 2006 (see note
10) and has entered into certain supply and  distribution agreements (see note
8) to generate profitable operations. However, there is no assurance that the Company will be successful in achieving this objective. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In 2005, selling, general and administrative expenses were reduced by $136,419 for adjustments to certain liability account balances resulting from vendor settlements and changes in estimated amounts due.

Revenue recognition - The company will recognize revenues in the period in which products are shipped to customers under a fixed and determinable amount arrangement with collectibility reasonably assured.

Fair value of financial instruments - The carrying value of the Company's financial instruments, consisting of accounts receivable, bank overdrafts,bank lines of credit, accounts payable and accrued expenses, payroll taxes and withholdings, and loans payable to related parties, approximate their fair values considering their short term nature and respective interest rates.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories- Inventories are carried at the lower of cost (first-in, first-out method) or market.

Property and equipment - Property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred, Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of,the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized.

Impairment of long-lived assets - The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the assets will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced.

Stock-based compensation - Shares issued for services are expensed at the estimated fair value of the shares issued at the date of issuance. No stock options have been issued or are outstanding.

Income taxes - Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred income tax assets when management has not yet determined that future realization is more likely than not.

Earnings (loss) per common share - Basic and diluted earnings (loss) per common share is calculated based upon the weighted average number of common shares outstanding. The Company did not have any common stock equivalents (such as stock options or convertible securities) outstanding during the periods presented.

3. BANK OVERDRAFTS

At December 31, 2005, bank overdrafts consisted of:

	ICTT bank account overdraft facility		$ 1,699
	FONE1 bank account overdraft facility		 32,595
	FONE2 bank account overdraft facility		     62

	Total						$34,356

The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by ICTT's chief executive officer.

4. BANK LINES OF CREDIT

At December 31, 2005, bank lines of credit consisted of:

	ICTT line of credit account			$ 17,069
	ICTT line of credit account			  16,279
	FONE1 line of credit account		         210,422
	FONE1 line of credit account			  11,056

	Total						$254,826

The lines of credit provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by ICTT's chief executive officer.

5. PAYROLL TAXES AND WITHHOLDINGS

At December 31, 2005, payroll taxes and withholdings consisted of:

					ICTT	    SPEED	Total

	Federal			      $252,559    $121,861    $ 374,420
	New York State			26,205	    26,977	 53,182
	New York State unemployment
	  insurance			12,665	    10,245	 22,910
	Workers' Compensation Board	 8,392	    16,908	 25,300

	Total			      $299,821    $175,991     $475,812

The balances represent unpaid payroll taxes and withholdings for periods from October 2002 to December 2004 and estimated interest and penalties to December 31, 2005.

On August 14, 2006, the Internal Revenue Service advised ICTT that its federal liability was $225,065 and approved ICTT's request to pay this liability in monthly installments of $15,000 commencing on September 20, 2006. On August 15, 2006, the Internal Revenue Service advised SPEED that its federal liability was $84,557 and approved SPEED's request to pay this liability in monthly installments of $10,000 commencing on September 20, 2006.

In September 2006, the New York State Tax Compliance Division verbally approved ICTT and SPEED's request to pay their New York State liability $5,000 each in September 2006 and $1,000 per month each commencing in October 2006.

On October 4, 2006, the New York State Department of Labor advised ICTT and SPEED that their New York State unemployment insurance liability was $12,941 and $10,280 respectively, and approved their deferred payment plan requests to pay their liabilities in monthly installments of $941 and $750 respectively, commencing on October 25,2006 after down payments of $2,824 and $2,249 respectively.

On October 6, 2006, the Workers' Compensation Board advised SPEED that its liability was $17,680 and approved its request to pay this liability in monthly installments of $491 commencing on October 20,2006.


6. LOANS PAYABLE TO RELATED PARTIES

At December 31, 2005, loans payable to related parties consisted of:

	Due chief executive officer			$1,467,412
	Due chief financial officer			   233,646
	Due Olympic Telecom,Inc. ("OTI"), a corporation
	  controlled by the chief executive officer	    40,696
	Due son of chief executive officer		    16,612

	Total						$1,758,366

The loans payable to related parties do not bear interest and are due on demand.

7. INCOME TAXES

ICTT files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.

For the years ended December 31, 2005 and 2004, the provision for (benefit from) income taxes consisted of:

							2005	   2004

	Current:
	   Federal				     $    -      $    -
           State                                          -	      -
           Total current                                  -           -

	Deferred:
	   Federal	                              ( 29,260)   (303,913)
	   State					 8,278)   ( 85,981)
	   Valuation allowance                          37,538     389,894

	   Total deferred	                           -           -

	Total                                         $    -      $    -

A reconciliation of the U.S. federal statutory tax rate to the effective rates reported for the years ended December 31, 2005 and 2004 follows:

							  2005       2004

	Federal statutory tax rate			   34.0%      34.0%
	State income taxes, net of federal benefit          5.8        5.8
	Change in valuation allowance                     (39.8)     (39.8)

	Effective income tax rate                           0.0%       0.0%

At December 31, 2005, the deferred income tax asset consisted of:

	Net operating loss carryforward		     $ 1,545,306
	Valuation allowance		              (1,545,306)

	Deferred tax asset			     $       -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $1,545,306 attributable to the future utilization of the net operating loss carryforward of $3,883,509 will be realized. Accordingly,the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $49,162 in 2020; $55,431 in 2021,$1,115,296 in 2022, $1,734,552 in 2023, $834,731 in 2024, and $94,337 in 2025.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.


8. COMMITMENTS AND CONTINGENCIES

Lease

ICTT rents its office facilities in Port Chester, New York under a sub lease agreement with OTI, a corporation controlled by ICTT's chief executive officer. The term of the sub lease agreement, which as amended provides for monthly rents ranging from $ 3,360 to $3,886, is February 1, 2005 to January 31, 2009. Rent expense for the years ended December 31, 2005 and 2004 was $34,419 and $91,391, respectively. At December 31, 2005, future minimum lease payments under non-cancellable operating leases are:

			2006		$ 42,182
			2007		  44.278
			2008		  46,450
			2009		   3,886

			Total	        $136,796

Manufacturing and Distribution Agreement

Pursuant to an agreement effective October 18, 2006 between a Chinese corporation (the "DEM Manufacturer"), a New Jersey corporation (the "Worldwide Importer and Distributor"), and SPEED (the "USA Distributor"), SPEED was appointed exclusive distributor in North America of motorcyles and other transportation vehicles manufactured and sold by the Manufacturer and the Importer under trade names "EuroSpeed" and EuroStrada." The term of the agreement is five years from October 18, 2006 to October 17, 2011. The agreement is automatically renewed for an additional five years to October 17, 2016 unless either party gives 90 days prior written notice at the end of any two year period. If SPEED purchases less than the minimum purchase quantities (25,000 units in year 1), 30,000 units in year 2, and an amount to be determined in year 3), Manufacturer and Importer have the right to terminate the agreement.

Exclusive Distribution Agreement

Pursuant to an agreement dated May 19, 2006, SPEED appointed an Exclusive Distributor in North America and Israel of motorcycles and other transportation vehicles under the trade names "EuroSpeed" and "EuroStrada." The term of the agreement is five years from May 19, 2006 to May 18, 2011. The agreement is automatically renewed for an additional five years to May 18, 2016 unless either party gives 90 days prior written notice of election to terminate the agreement. If the Distributor purchases less than the minimum purchase quantities (25,000 vehicles in the first 18 months, 30,000 vehicles in year 2, and 50,000 vehicles in year 3), SPEED has the right to terminate the agreement.

Litigation

On June 13, 2006, an action was commenced against ICTT and certain of its officers by a former consultant to the Company. The complaint alleges non-payment of consulting fees and seeks compensatory damages of $192,500 and exemplary and punitive damages of $5,000,000. The company believes that the action has no merit and that the outcome of the matter will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

9. SEGMENT INFORMATION

In 2004, approximately 92% of the total revenue was derived from customers located outside the United States, largely from Greece.

10. SUBSEQUENT EVENTS

Sales of common stock - From July 2006 to September 2006, ICTT sold a total of 9,773,000 restricted shares of ICTT common stock to 14 investors at a price of $0.05 per share and received gross proceeds of $488,650.

Standby Letter of Credit - On November 2, 2006, SPEED received a $250,000 irrevocable standby letter of credit from a bank. The letter of credit expires on November 2, 2007 and is expected to be used by SPEED to finance the purchase of motorcycles and other transportation vehicles.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROL AND PROCEDURES:

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluate the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-KSB, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

Name                         Age         Position

Vasilios Koutsobinas         51     Chairman, Chief Executive Officer

Cheng G. Cheng               56     President, Director

Andrew Eracleous             77     Chief Financial Officer, Director

Paul Kotrotsios              51     Director

Georgia Dumas                37     Director

Vasilios Koutsobinas has served as the Chairman and Chief Executive Officer of ICT Technologies, Inc. since May 2002. Prior to joining ICT Technologies (and simultaneously with his service to ICT Technologies), Mr. Koutsobinas had served as chief executive officer of the Eurogroup of Companies, which included several subsidiaries contributed to ICT Technologies in the 2002 Transaction as well as Europhone USA, since March 17, 2000. Mr. Koutsobinas has over 25 years of experience in the import/export field which he engaged in through private companies of his own. In addition, he served as President of Uncle Bill's, Inc., a private corporation in the restaurant business from approximately 1997 to 2001.

Cheng G. Cheng has been the President and a Director of ICT Technologies, Inc. since September 27, 2005. Mr. Cheng have had extensive experience in computer hardware and communications industry having served in various positions with Giga-Byte Communications, A T & T Corp., Bell Laboratories, etc.

Andrew Eracleous has served as the Chief Financial Officer of ICT Technologies, Inc. since November 2002. For the past 50 years, Mr. Eracleous has been an accountant in private practice.

Paul Kotrotsios is the founder and publisher of Hellenic News of America, a monthly Greek-American publication. He holds a Bachelor of Science degree in Economics from the Graduate Industrial School of Thessaloniki University, Greece and a Master's Degree in Business Administration from Saint Joseph's University in Philadelphia, Pennsylvania.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Since January 1, 2005, the following reports under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") were not filed or were not timely filed by officers, directors or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to
Section 12 of the Exchange Act: To the Company's knowledge, no officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to January 1, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth, for the three years ended December 31, 2005, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during 2005 and each other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 in 2005 (the "Named Executive Officers").
                               SUMMARY COMPENSATION TABLE
                                                                          Other
Name and Principal Position  Year   Salary   Bonus  Compensation   Compensation

Vasilios Koutsobinas         2005    $-0-     -0-       -0-                -0-
Chief Executive Officer      2004    $-0-     -0-       -0-                -0-
                             2003    $-0-     -0-       -0-                -0-

George G. Cheng              2005    $-0-     -0-       -0-                -0-
President

Andrew Eracleous             2005    $-0-    - 0 -     - 0 -               -0-
Chief Financial Officer      2004   $32,730  - 0 -     - 0 -               -0-
                             2003   $32,730  - 0 -     - 0 -                0-


ICT Technologies does not maintain a stock option program, has granted no restricted stock awards and maintains no long-term incentive programs. None of the named Executive Officers has a written employment contract with ICT Technologies.

DIRECTOR COMPENSATION

No payments were made to directors in 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 31, 2005, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company as a group.

Name and Address       Amount and Nature               Percent of Class
of Beneficial Owner    Of Beneficial Ownership(1)   Beneficially Owned

Vasilios Koutsobinas          77,481,675                        89.4%
Cheng G. Cheng                   225,500                          .3%
Andrew Eracleous                 435,000                          .5%

All executive officers and directors as a group:

3 persons                     78,142,175                        90.2%

(1) Beneficial ownership has been determined pursuant to Rule 13-d under the Exchange Act.

ICT Technologies does not maintain any equity incentive compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the closing of the 2002 Transaction, the working capital requirements of ICT Technologies have been satisfied almost entirely through loans from Mr. Vasilios Koutsobinas, the chief executive officer and principal stockholder of ICT Technologies, Inc. These loans, which are payable [on demand], totaled $ 1,467,412 at December 31, 2005.

The Company rents its office facilities in Port Chester, New York under a sub lease agreement with Olympic Telecom, Inc., a corporation controlled by the Company's chief executive officer. The term of the sub lease agreement, which as amended provides for monthly rents ranging from $3,360 to $3,886, is February 1, 2005 to January 31, 2009.

In February, 2005, Joshua Shainberg, then President of the Company, transferred by gift 4,000,000 shares of the Company's common stock to an allegedly charitable organization. Mr. Koutsobinas has not, at the date of this report, chosen to waive the provisions of the agreement between himself and Shainberg limiting transfers. ICT Technologies- Joshua Shainberg received a fax on July 4, 2005 in its office from Adil Kharzous of Fine Invest United GmbH, Karl-Rudolf-Strasse 174, 40215 Dusseldorf, Germany that mentioned, among other things, that they worked for ICT Technologies, Inc or a shareholder in ICT to sell shares to German clients. They raised Euro 500,000, half of that belongs to our sales agent Mr. Bobby. His clients "bot" shares of ICTT Technologies at the Berlin and Frankfurt Stock Exchange. They "got" not the total commission of their work. There is a difference of Euro 33,000 for this sales agent and his sales people. So they are requesting to send the open amount of their work they have done for the shareholder in the company. The board of directors had not authorized this solicitation in Germany.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b) No reports or Form 8-K were filed during the fourth quarter ended December 31, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The audit fees relating to years ended December 31, 2004 and 2005 were $41,332 and $35,500, respectively. All services provided by the principal accountants were approved by the Board of Directors.

Audit - Related Fees

The Audit-related fees relating to years ended December 31,2004 and 2005 were $0 and $0, respectively.

Tax fees

Fees relating to years ended December 31,2004 and 2005 for tax services were $0 and $0, respectively.

All other Fees

There were no other fees for 2004 or 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, ICT Technologies has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    ICT TECHNOLOGIES, INC.


November 9, 2006              /s/ Vasilios Koutsobinas
                                  Vasilios Koutsobinas
                                  Chief Executive Officer, Director
                                  (Principal Executive Officer)

November 9, 2006             /s/ Andrew Eracleous

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 9, 2006           /s/ Vasilios Koutsobinas
                                     Vasilios Koutsobinas
                                     Chief Executive Officer


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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date: November 9, 2006

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

21   List of Subsidiaries


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

List of Subsidiaries of ICT Technologies, Inc.

Europhone, Inc.
Eurokool, Inc.
Europhone, Inc.
Europhone USA, Inc.
Europhone USA LLC
Eurospeed, Inc.


Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

November 9, 2006




Exhibit 99.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ICT Technologies, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

November 9, 2006