Form 10QSB
period 2006-03-31
ICT TECHNOLOGIES INC
filed 2006-11-13
CIK 1005663

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, to March 31, 2006


ICT Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware 13-4070586
(State or other jurisdiction) (IRS Employer Identification No.)
of incorporation or organization   13-4070586

ICT Technologies, Inc.
181 Westchester Avenue, Port Chester, NY 10573
(914) 937-3900

(Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.001, 86,654,384 shares outstanding as of March 31, 2006 Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]


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

SIGNATURES........................................................16-18


QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2005 under "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
In addition, we do not undertake hereby any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report. Descriptions of our suppliers and their operations contained herein are taken in part from corporate web sites and other sources that are believed to be accurate but as to which we cannot guarantee accuracy.



PART I - FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS



Part I - Financial Information
                                                                        Page

Item 1 - Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (unaudited)
and December 31, 2005                                                    F-2

Consolidated Statements of Operations for the three months
ended March 31,2006 and twelve months ended December 31, 2005            F-3

Consolidated Statements of Operations for the three months ended
March 31,2006 and 2005 (unaudited)                                       F-4

Consolidated Statements of Stockholders' Equity for the three
months ended March 31, 2006 (unaudited)                                  F-5

Consolidated Statements of Cash Flows for the three months ended
March 31, 2006 and 2005 (unaudited)                                      F-6


Notes to Financial Statements                                     F-7 - F-16

ITEM 1 - Consolidated financial statements

                      ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                       March 31, 2006     December 31, 2005
ASSETS                                   (Unaudited)          (Audited)

CURRENT ASSETS
Accounts receivable, less allowance                                      -
  for doubtful accounts of $ 30,057    $     30,058       $         30,058
Promotional inventory                        31,136                 31,136

     Total current assets                    61,194                 61,194
PROPERTY AND EQUIPMENT, net                       0                      -

        TOTAL ASSETS                   $     61,194       $         61,194

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Bank overdraft                     $     32,533       $         34,356
    Bank lines of credit                    254,826                254,826
    Accounts payable and accrued expenses    84,996                122,106
    Payroll taxes and withholdings          487,608                475,812
    Customer deposit                         54,960                 54,960
    Loans payable to related parties      1,811,764              1,758,366


     Total current liabilities         $  2,726,687       $      2,700,426

     Total liabilities                 $  2,726,687       $      2,700,426

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; authorized
10,000,000 shares, issued and outstanding
0 shares
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
86,654,384 shares                             86,655                86,655
Additional paid-in capital                 2,700,039             2,700,039
Retained earnings (deficit)               (5,452,187)           (5,425,926)

     Total stockholders' equity
        (deficiency)                      (2,665,493)           (2,639,232)

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY)              $    61,194        $       61,194

The accompanying notes are an integral part of this statement.

                 ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the three months  For the 12 months
                                      ended March 31, 2006  December 31, 2005

Revenue:
Commissions & other                        $           -       $          -

          Total revenue                                -                  -

Cost and expenses:
Cost of sales
Selling, general and administrative               14,466             67,643
Depreciation                                           -              1,944

Total costs and expenses                          14,466             69,587

Net income(loss) from operations               (  14,466)         (  69,587)

Interest expense                                  11,796             24,750

Net income loss)                               (  26,262)         (  94,337)

Basic earnings (loss) per common share      $       (.00)       $      (.00)

Weighted average shares outstanding, basic    86,552,634         86,552,634

The accompanying notes are an integral part of these statements.

               ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (UNAUDITED)
                                      Common    Additional   Retained
                   Common    Stock    Stock      Paid-in     Earning
                   Shares    Amount Subscribed   Capital     (Deficit)    Total
Balance at
January 1,
2006             86,654,384  $86,655    $ -     2,700,039 $(5,425,926)$(2,639,232)

Net loss for the
three months
ended March 31,
2006                                                       (   26,262) (   26,262)
Balance at
March 31, 2006   86,654,384  $86,655    $ -     2,700,039 $(5,452,188)$(2,665,494)

Net loss for the three months ended March 31, 2006 - $ ( 26,262)

The accompanying notes are an integral part of this statement.

                  ICT TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the three months ended
                                           March 31, 2006   March 31, 2005
                                              UNAUDITED       UNAUDITED

OPERATING ACTIVITIES
Net income(loss)                           $ (    26,262)   $ (    13,146)
Adjustments for noncash and nonoperating items:
Changes in operating assets and liabilities:

Loans payable                                          -           11,314
Bank overdraft                               (     1,760)               -
Accounts payable and accrued expenses        (    37,110)               -
Payroll taxes and withholdings                    11,734                -

Cash (used) by operating activities          (    53,398)      (    1,833)

INVESTING ACTIVITIES
Depreciation and amortization                                       1,944
Loans payable to related parties                  53,398       (    2,044)

Cash (used/provided) by investing activities           -       (      100)

FINANCING ACTIVITIES
Bank line of credit                                                   852

Cash (provided) by financing activities                -              852

NET  (DECREASE) IN CASH                                        (   (1,081)

CASH BALANCE BEGINNING OF PERIOD                       -       (   29,483)

CASH BALANCE END OF PERIOD                   $         -     $ (   30,563)

The accompanying notes are an integral part of these statements

                  ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2006
                                (UNAUDITED)

1. Nature of Business, Basis of Presentation and Continuing Operations

Nature of Business and Basis of Presentation

ICT Technologies, Inc. (the "Company" or "ICT"), is located in
Port Chester, New York. The Company is a distributor for products and services in the telecommunications and consumer durables sectors.
The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China (PRC) and South Korea. The Company expects to begin generating revenues in all of these additional product and service areas during 2006.
As of March 31, 2006, sales in these areas have not yet commenced.

Continuing Operations

During the period required to develop the subscriber base, expand its service coverage area and develop additional durable products, the Company has required and will continue to require additional operating funds.

The Company has suffered net losses and negative operating cash flows since inception. For the three months ended March 31, 2006, the Company had net losses from operations of $26,262. The Company is in a negative working capital position of $5,452,299 at March 31, 2006 and is deficient in the payment of payroll taxes by several quarters aggregating $487,608, representing the principal amount of the payroll tax liability and estimated penalties and interest.

ICT Technologies Owes Back Payroll Taxes is subjected to Collection Action

We owe the U.S. Treasury the amount of $383,569, and the New York Dept. of Taxation in the amount of $78,199 representing unpaid payroll and unemployment taxes as of March 31, 2006. These taxes are subject to the collection powers of the governments that had commenced that resulted to liens and levies against our bank accounts. We also owe The New York Insurance Fund the amount of $25,840 for our required contribution and penalties to Worker's Compensation and Disability Insurance. Altogether, we owe the amount of $487,608 to the goverments and its subdivisions on March 31, 2006.

Funding for its operations has been provided primarily by officer loans and through the sale of common stock. For the period from January 1, 2002 through March 31, 2006, management has provided additional funding to the Company totaling $1,811,764 in the form of loans from and bank loans totaling $254,826 and bank overdrafts of $32,533.
The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone cards and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain.

While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management's plans for future operations consist of developing its market share for durable goods such as motorcycles, prepaid cell phones, plasma TVs and air conditioners. The Company does not maintain retail outlets for its products. Rather, it sells its products and services through distributors who, in turn, resell the Company's products and services to customers and subscribers through a variety of distribution channels, including convenience-type retail stores, wholesalers and, to a lesser extent, other distribution channels. Additionally, the Company must continue to update its products and services to meet current technology standards. The financial statements presented consist of the consolidated balance sheet of the Company: including Europhone USA, Inc., Europhone, Inc., Eurospeed, Inc., Europhone USA, LLC, and Eurokool, Inc. at March 31, 2006 (unaudited) and December 31, 2005 and the related consolidated statements of operations and cash flows for the three months ending March 31, 2006 (unaudited) and 2005. All significant inter-company transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Vulnerability Due to Certain Concentrations Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. There is no revenue during the first quarter of 2006, and the company continues its efforts in order to secure orders for its products. The Company is subject to risks associated with its international operations, including changes in exchange rates, difficulty in trade accounts receivable collection and longer payment cycles. Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.
..
Revenue Recognition

There is no revenue for the year ended December 31, 2005, and three months ended March 31, 2006.

Promotional Inventory

Inventories include air conditioners, cellular telephones and motorcycles that are valued at the lower of average cost or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable inventories and records necessary provisions to reduce such inventories to net realizable value.

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

Property and Equipment

The property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized. Property and equipment consists of the following at March 31, 2006 and December 31, 2005:



                                   March 31, 2006    December 31, 2005

	Furniture and fixtures        $      -             $     1,944

        Accumulated depreciation                             (   1,944)

        Property and equipment, net   $      -                       -

Depreciation expense was $1,944 in December 31, 2005 and $ 0 for the three months ended March 31, 2006.

Impairment of Long-Lived Assets - None

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

Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company has revalued the carrying value of goodwill and has written off the total assets in prior quarters. As of March 31, 2006, the Company has no Goodwill in the books.

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

Cash and Cash Equivalents - none

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

At March 31, 2006, the deferred income tax asset consisted of:

	Net operating loss carryforward		     $ 1,545,306
	Valuation allowance		              (1,545,306)

	Deferred tax asset			     $       -

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $1,545,306 attributable to the future utilization of the net operating loss carryforward of $3,883,509 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $49,162 in 2020; $55,431 in 2021,$1,115,296 in 2022, $1,734,552 in
2023, $834,731 in 2024, and $94,337 in 2025.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for the three months ended March 31, 2006 were $0.

Fair Value of Financial Instruments

The values the Company presents for financial assets and liabilities approximate the fair market value of these assets and liabilities due to their short maturity. The fair value of notes payable approximates carrying value at March 31, 2006 and December 31, 2005. Recently Issued Accounting Standards In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company was required to adopt SFAS 143 on August 1, 2002 and expects that the provisions will not have a material impact on its consolidated financial statements.

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

Litigations

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

Crossroad Management, LLC filed a suit against our subsidiary, Europhone USA, Inc. in the Municipal Court of Elmsford, New York for unpaid rent, interest and real estate tax escalations in 2004 in the amount of $56,347 which amount is included in the accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2005. ICT is responsible for the liability of its subsidiary company. The Company has not entered into any settlement agreement in 2005 due to unavailability of funds.

There are no other material legal proceedings pending or,to its knowledge, threatened against ICT Technologies.

4. Stockholder's Equity

Common Stock

No common stock transactions occurred during the three months period ended March 31, 2006.

5. Bank Line of Credit

On May 31, 2001, Europhone USA, Inc. received a revolving line of credit providing a line of credit from the Ponce De Leon Federal Bank and is payable in monthly installment payments of $4,980 including interest at 9%. At March 31, 2006, the balance due was $254,826. The line of credit has the personal guarantee of Mr. Koutsobinas. Also, as of March 31, 2006, the Company had a bank overdraft of $32,533.

6. Leases

The Company subleases 4,000 sq feet of office space from Olympic Telecom Inc. at 181 Westchester Avenue, Port Chester, NY. The lease started on
February 1, 2005 at the annual rent of $28,200 escalating 3% each year and expires on January 31, 2009. The lease was amended for additional space that that provides for monthly rents ranging from $ 3,360 to $3,886.

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

8. Payroll Tax Liability

As of March 31, 2006, the Company has incurred payroll tax, penalty, and interest charges totaling $487,608. Management has made arrangements for installment agreements with the appropriate taxing authorities.

9. Related Party Transactions

As of March 31, 2006 the Company is obligated to repay monies advanced by officers and directors of the company aggregating $1,811,764 payable without interest on demand.

10. Supply Agreements

The Company, through its subsidiaries has entered into various marketing agreements for the purchase of air conditioners, cellular telephones and motor scooters with various companies in the PRC. The terms of the agreements grant rights to market these products in the North American Continent and certain European countries.

The terms of these agreements run essentially to March 31, 2007 and have minimum order requirements with agreed increases on an annual basis. As of March 31, 2006, the Company has not met the minimum order requirements under these agreements because of delays in obtaining approvals by various agencies in the United States. The Company through its subsidiaries has acquired the right to use such trade names as Eurospeed and Eurokool. The Company had previously received a purchase order and letter of credit to design, and then sell, mobile telephones to Audiovox ("ACC"). This letter of credit and purchase order expired and the Company has no assurance that any business will be transacted with ACC.

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented non-misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2006, and the results of its operations and changes in its financial position from January 1, 2006 through March 31, 2006, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year. The consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

ITEM 2 - Management s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context otherwise requires, (i) all references to "ICT
Technologies" or the "Company" include ICT Technologies, Inc. and its wholly owned subsidiaries; Europhone USA, Inc. ("Europhone USA"), Europhone, Inc., Europhone USA LLC, Eurokool Inc., and Eurospeed Inc.

Overview

ICT Technologies is a distribution company for products and services in the telecommunications and consumer durables sectors. ICT Technologies has established distribution relationships for the following products and services: air conditioners; motorcycles and mobile telephones. We have organized our distribution business into three segments: telecommunications, air conditioners, and motorcycles. Our telecommunications business includes cellular telephones and long distance telephone service.

We have entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. ("Ningbo") of the PRC and Uroatech, Inc. of South Korea. Pursuant to this agreement with Ningbo, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions. As of March 31, 2006, we have received samples of the cellular telephones that we plan to sell and have not derived any revenue. On October 20, 2003, we entered into agreement with Uroa Tech, Inc. through our subsidiary Europhone USA, Inc. (Europhone USA) which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date. The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time.

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

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand.
We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods.
The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of March 31, 2006, we have not generated any revenue and have promotional inventory of these motorcycles.

Manufacturing and Distribution Agreement

Pursuant to an agreement effective October 18, 2006 between a Chinese corporation (the "DEM Manufacturer"), a New Jersey corporation (the "Worldwide Importer and Distributor"), and Eurospeed (the USA Distributor), Eurospeed was appointed exclusive distributor in North America of motorcyles and other transportation vehicles manufactured and sold by the Manufacturer and the Importer under trade names "EuroSpeed" and EuroStrada." The term of the agreement is five years from October 18, 2006 to October 17, 2011. The agreement is automatically renewed for an additional five years to October 17, 2016 unless either party gives 90 days prior written notice at the end of any two year period. If Eurospeed purchases less than the minimum purchase quantities (25,000 units in year 1), 30,000 units in year 2, and an amount to be determined in year 3), Manufacturer and Importer have the right to terminate the agreement.

Exclusive Distribution Agreement

We signed a wrap-around agreement dated May 19, 2006 whereby we appointed Eurospeed USA, Inc., a Connecticut corporation ("Distributor") as an
Exclusive Distributor in North America and Israel of motorcycles and other transportation vehicles under the trade names "EuroSpeed" and "EuroStrada" based from foregoing manufacturing agreement. The term of the agreement is five years from May 19, 2006 to May 18, 2011. The agreement is automatically renewed for an additional five years to May 18, 2016 unless either party gives 90 days prior written notice of election to terminate the agreement. If the Distributor purchases less than the minimum purchase quantities (25,000 vehicles in the first 18 months, 30,000 vehicles in the second year, and 50,000 vehicles in the third), Eurospeed has the right to terminate the agreement.

We authorized the Distributor the use of "Eurospeed" name and trademark. Its President and Chief Operating Officer is Michael P. Healey, whose family has been in the automotive dealership business in Ansonia, Connecticut for 57 years. He has served for over 20 years on Ford Motor Company's Dealer Advertising Board for the New York Region as well as being elected to serve for five years on Ford National Dealer Council.

Subsequent Events

Sales of common stock - From July 2006 to September 2006, ICTT sold a total of 9,773,000 restricted shares of ICTT common stock to 14 investors at a price of $0.05 per share and received gross proceeds of $488,650.

Standby Letter of Credit - On November 2, 2006, Eurospeed received a $250,000 irrevocable standby letter of credit from a bank. The letter of credit expires on November 2, 2007 and is expected to be used by Eurospeed to finance the purchase of motorcycles and other transportation vehicles.

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

We have also funded our operations and growth through loans payable to related parties aggregating to $1,811,764 as of March 31, 2006. The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or to fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner, and within the budget constraints of management. Also, there can be no assurance that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into market design, implementation, and development, as defined in the Company's operating plan, will significantly reduce the cost of development, preparation, and processing of purchases and orders, enabling the Company to effectively compete in the marketplace.

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

Business Activities

We have organized our distribution business into three segments:
telecommunications, air conditioners, and motorcycles. Our telecommunications business includes cellular telephones.

Telecommunications Segment

We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC").
As of March 31, 2006, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones.

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

Motorcycles Segment

We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of March 31, 2006, we have not generated any revenue and have samples of these motorcycles in inventory.

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

Results of Operations for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.


                 ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                 For the three months ended
                                            March 31, 2006     March 31, 2005
Revenue:
Commissions & other                       $            -          $         -
Total revenue                                          -                    -

Cost and expenses:
Cost of sales
Selling, general and administrative               14,466               11,202
Depreciation                                           -                1,944
Total costs and expenses                          14,466               13,146

Net income(loss) from operations               (  14,466)           (  13,146)

Interest expense                                  11,796                    -

Net income(loss)                               (  26,262)           (  13,146)

The accompanying notes are an integral part of these statements.
For the three months ended March 31, 2006 and three months ended March 31, 2005 the Company has no revenue. The Company's selling, general and administrative expenses for the three months ended March 31, 2006 was $14,466 as compared to $ 11,202 for the three months ended March 31, 2005, representing an increase of 3,264. The aggregate amount of $11,202 consists of the following: professional fees of $200, automobile expense of $189, bank service charges of $424, rent of $2,537, insurance of $822, building repairs of $177, sample cell phones of ($354), storage of $615, telephone $2,738 and travel and entertainment of $3,854. The aggregate amount of $ 14,466 consists of professional fees of $2,890, rent of $11,269, network repair of $150, travel and entertainment of $131 and bank charges of $26.

We expect to experience an increase in revenues from the sales of our other products such as motorcycles. We believe that shipments of products will take place during the fourth quarter of 2006 and that cash will be generated to fund subsequent shipments. It will be necessary for the Company to obtain additional financing arrangements, and in certain cases to obtain additional regulatory approvals, to expand its distribution activities.

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

Control and Procedures

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding

On June 13, 2006, a legal action was commenced against ICT and certain of its officers by an alleged former consultant to the Company. The complaint alleges non-payment of consulting fees and seeks compensatory damages of $192,500 and exemplary and punitive damages of $5,000,000. The company believes that the action has no merit and that the outcome will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Item 2.  Changes in Securities

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security-Holders

None

Item 5.  Other information

None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

99.1 Chief Executive Officers Certification of Financial Statements Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officers Certification of Financial Statements
Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (b) Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2006

ICT Technologies, Inc.
                                         /s/ Vasilios Koutsobinas
                                             Vasilios Koutsobinas
                                             Chief Executive Officer



                                        /s/ Andrew Eracleous
                                            Andrew Eracleous
                                            Chief Financial Officer


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


                               /s/ Vasilios Koutsobinas
                                   Vasilios Koutsobinas
                                   Chief Executive Officer
November 13, 2006


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

                                 /s/ Andrew Eracleous
                                     Andrew Eracleous
                                     Chief Financial Officer
November 13, 2006

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc.
(the Company) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof
(the Report), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section
13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                /s/ Vasilios Koutsobinas
                                    Vasilios Koutsobinas
                                    Chief Executive Officer
November 13, 2006


Exhibit 99.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of ICT Technologies, Inc.
(the Company) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof
(the Report), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:
(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                               /s/ Andrew Eracleous
                                   Andrew Eracleous
                                   Chief Financial Officer
November 13, 2006