Form 10QSB
period 2006-06-30
ICT TECHNOLOGIES INC
filed 2006-11-13
CIK 1005663

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the six months period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, to June 30, 2006

ICT Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware 13-4070586
(State or other jurisdiction) (IRS Employer Identification No.)
of incorporation or organization   13-4070586

ICT Technologies, Inc.
181 Westchester Avenue, Port Chester, NY 10573
(914) 937-3900

(Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.001, 86,654,384 shares outstanding as of June 30, 2006 Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]


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

SIGNATURES........................................................16-18


QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the six months ended June 30, 2006 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

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



PART I - FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS



Part I - Financial Information
                                                                        Page

Item 1 - Financial Statements

Consolidated Balance Sheets as of June 30, 2006 (unaudited)
and December 31, 2005                                                    F-2

Consolidated Statements of Operations for the six months
ended June 30, 2006 and twelve months ended December 31, 2005            F-3

Consolidated Statements of Operations for the six months ended
June 30, 2006 and 2005 (unaudited)                                       F-4

Consolidated Statements of Stockholders' Equity for the six
months ended June 30, 2006 (unaudited)                                   F-5

Consolidated Statements of Cash Flows for the six months ended
June 30, 2006 and 2005 (unaudited)                                       F-6


Notes to Financial Statements                                     F-7 - F-16

ITEM 1 - Consolidated financial statements

                      ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                        June 30, 2006     December 31, 2005
ASSETS                                   (Unaudited)          (Audited)

CURRENT ASSETS
Accounts receivable, less allowance                                      -
  for doubtful accounts of $ 30,057    $     30,058       $         30,058
Promotional inventory                        31,136                 31,136

     Total current assets                    61,194                 61,194
PROPERTY AND EQUIPMENT, net                       0                      -

        TOTAL ASSETS                   $     61,194       $         61,194

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Bank overdraft                     $     34,233       $         34,356
    Bank lines of credit                    254,826                254,826
    Accounts payable and accrued expenses    84,996                122,106
    Payroll taxes and withholdings          499,153                475,812
    Customer deposit                         54,960                 54,960
    Loans payable to related parties      1,822,341              1,758,366

     Total current liabilities         $  2,750,509       $      2,700,426

     Total liabilities                 $  2,750,509       $      2,700,426

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; authorized
10,000,000 shares, issued and outstanding
0 shares
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
86,654,384 shares                            86,655                 86,655
Additional paid-in capital                2,700,039              2,700,039
Retained earnings (deficit)              (5,476,009)            (5,425,926)

     Total stockholders' equity
        (deficiency)                     (2,689,315)            (2,639,232)

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY)             $    61,194         $       61,194

The accompanying notes are an integral part of this statement.


                ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 6 months      For the 12 months
                                      ended June 30, 2006   December 31, 2005
                                          (Unaudited)          (Audited)
Revenue:
Commissions & other                        $           -       $          -

          Total revenue                                -                  -

Cost and expenses:
Cost of sales
Selling, general and administrative               26,742             67,643
Depreciation                                           -              1,944

Total costs and expenses                          26,742             69,587

Net income(loss) from operations               (  26,742)         (  69,587)

Interest expense                                  23,341             24,750

Net income(loss)                               (  50,083)         (  94,337)

Basic earnings (loss) per common share      $       (.00)       $      (.00)

Weighted average shares outstanding, basic    86,552,634         86,552,634

The accompanying notes are an integral part of these statements.


                 ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 6 months      For the 6 months
                                    ended June 30, 2006  ended June 30, 2005
                                           (Unaudited)         (Unaudited)

Revenue:
Commissions & other                        $           -       $          -

          Total revenue                                -                  -

Cost and expenses:
Cost of sales
Selling, general and administrative               26,742             37,499
Depreciation                                           -              1,944

Total costs and expenses                          26,742             39,443

Net income(loss) from operations               (  26,742)         (  39,443)

Interest expense                                  23,341                 -

Net income(loss)                               (  50,083)         (  39,443)

Basic earnings (loss) per common share      $       (.00)       $      (.00)

Weighted average shares outstanding, basic    86,552,634         86,654,384

The accompanying notes are an integral part of these statements.

               ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (UNAUDITED)
                                      Common    Additional   Retained
                   Common    Stock    Stock      Paid-in     Earning
                   Shares    Amount Subscribed   Capital     (Deficit)    Total
Balance at
January 1,
2006             86,654,384  $86,655    $ -     2,700,039 $(5,425,926)$(2,639,232)

Net loss for the
six months
ended June 30,
2006                                                       (   50,083) (   50,083)
Balance at
June 30, 2006    86,654,384  $86,655    $ -     2,700,039 $(5,452,188)$(2,665,494)

Net loss for the six months ended June 30, 2006 - $ ( 50,083)

The accompanying notes are an integral part of this statement.

                  ICT TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the six months ended
                                           June 30, 2006   June 30, 2005
                                              (Unaudited)   (Unaudited)

OPERATING ACTIVITIES
Net income(loss)                           $ (    50,083)   $ (    39,443)
Adjustments for noncash and nonoperating items:
Changes in operating assets and liabilities:

Loans payable                                          -                -
Bank overdraft                                       123               -
Accounts payable and accrued expenses        (    37,110)               -
Payroll taxes and withholdings                    23,341                -

Cash (used) by operating activities          (    63,729)     (    39,443)

INVESTING ACTIVITIES
Depreciation and amortization                                       1,944
Loans payable to related parties                  63,729           32,689

Cash (used/provided) by investing activities           -           32,689


FINANCING ACTIVITIES
Bank line of credit                                                     -

Cash (provided) by financing activities                -                -

NET  (DECREASE) IN CASH                                        (    4,810)

CASH BALANCE BEGINNING OF PERIOD                       -       (   29,483)

CASH BALANCE END OF PERIOD                   $         -     $ (   34,293)

The accompanying notes are an integral part of these statements

                  ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                               June 30, 2006
                                (UNAUDITED)

1. Nature of Business, Basis of Presentation and Continuing Operations

Nature of Business and Basis of Presentation
ICT Technologies, Inc. (the "Company" or "ICT"), is located in
Port Chester, New York. The Company is a distributor for products and services in the telecommunications and consumer durables sectors.
The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China (PRC) and South Korea. The Company expects to begin generating revenues in all of these additional product and service areas during 2006.
As of June 30, 2006, sales in these areas have not yet commenced.

Continuing Operations

During the period required to develop the subscriber base, expand its service coverage area and develop additional durable products, the Company has required and will continue to require additional operating funds.

The Company has suffered net losses and negative operating cash flows since inception. For the six months ended June 30, 2006, the Company had net losses from operations of $50,083. The Company is in a negative working capital position of $5,476,009 at June 30,2006 and is deficient in the payment of payroll taxes by several quarters aggregating $499,153, representing the principal amount of the payroll tax liability and estimated penalties and interest.

ICT Technologies Owes Back Payroll Taxes,is subjected to Collection Action

We owe the U.S. Treasury the amount of $393,158, and the New York Dept. of Taxation in the amount of $80,155 representing unpaid payroll and unemployment taxes as of June 30, 2006. These taxes are subject to the collection powers of the governments that had commenced that resulted to liens and levies against our bank accounts. We also owe The New York Insurance Fund the amount of $25,840 for our required contribution and penalties to Worker's Compensation and Disability Insurance. Altogether, we owe the amount of $499,153 to the goverments and its subdivisions on June 30, 2006.

Funding for its operations has been provided primarily by officer loans and through the sale of common stock. For the period from January 1, 2002 through June 30, 2006, management has provided additional funding to the Company totaling $1,822,341 in the form of loans from and bank loans totaling $254,826 and bank overdrafts of $32,533.
The ultimate success of the Company is dependent upon management's ability to market and sell prepaid telephone cards, internet services, and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain.

While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management's plans for future operations consist of developing its market share for durable goods such as motorcycles, prepaid cell phones, plasma TVs and airconditioners. The Company does not maintain retail outlets for its products. Rather, it sells its products and services through distributors who, in turn, resell the Company's products and services to customers and subscribers through a variety of distribution channels, including convenience-type retail stores, wholesalers and, to a lesser extent, other distribution channels. Additionally, the Company must continue to update its products and services to meet current technology standards. The financial statements presented consist of the consolidated balance sheet of the Company: including Europhone USA, Inc., Europhone, Inc., Eurospeed, Inc., Europhone USA, LLC, and Eurokool, Inc. at June 30, 2006 (unaudited) and December 31, 2005 and the related consolidated statements of operations and cash flows for the six months ending June 30, 2006 (unaudited) and 2005. All significant inter-company transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Vulnerability Due to Certain Concentrations Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. There is no revenue during the six months of 2006, and the company continues its efforts in order to secure orders for its products. The Company is subject to risks associated with its international operations, including changes in exchange rates, difficulty in trade accounts receivable collection and longer payment cycles. Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.
..
Revenue Recognition

There is no revenue for the year ended December 31, 2005, and six months ended June 30, 2006.

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

Property and Equipment

The property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized. Property and equipment consists of the following at June 30, 2006 and December 31, 2005:



                                     June 30, 2006    December 31, 2005

	Furniture and fixtures        $      -             $     1,944

        Accumulated depreciation                             (   1,944)

        Property and equipment, net   $      -                       -

Depreciation expense was $1,944 in December 31, 2005 and $ 0 for the six months ended June 30, 2006.

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

Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company has revalued the carrying value of goodwill and has written off the total assets in prior quarters. As of June 30, 2006, the Company has no Goodwill in the books.

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

At June 30, 2006, the deferred income tax asset consisted of:

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for the six months ended June 30, 2006 were $0.

Fair Value of Financial Instruments

The values the Company presents for financial assets and liabilities approximate the fair market value of these assets and liabilities due to their short maturity. The fair value of notes payable approximates carrying value at June 30, 2006 and December 31, 2005. Recently Issued Accounting Standards In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company was required to adopt SFAS 143 on August 1, 2002 and expects that the provisions will not have a material impact on its consolidated financial statements.

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

4. Stockholder's Equity

Common Stock

No common stock transactions occurred during the six months period ended June 30, 2006.

5. Bank Line of Credit

On May 31, 2001, Europhone USA, Inc. received a revolving line of credit providing a line of credit from the Ponce De Leon Federal Bank and is payable in monthly installment payments of $4,980 including interest at 9%. At June 30, 2006, the balance due was $254,826. The line of credit has the personal guarantee of Mr. Koutsobinas. Also, as of June 30, 2006, the Company had a bank overdraft of $34,233.

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

8. Payroll Tax Liability

As of June 30, 2006, the Company has incurred payroll tax, penalty, and interest charges totaling $499,153. Management has made arrangements for installment agreements with the appropriate taxing authorities.

9. Related Party Transactions

As of June 30, 2006 the Company is obligated to repay monies advanced by officers and directors of the company aggregating $1,822,341 payable without interest on demand.

10. Supply Agreements

The Company, through its subsidiaries has entered into various marketing agreements for the purchase of air conditioners, cellular telephones and motor scooters with various companies in the PRC. The terms of the agreements grant rights to market these products in the North American Continent and certain European countries.

The terms of these agreements run essentially to March 31, 2007 and have minimum order requirements with agreed increases on an annual basis. As of June 30, 2006, the Company has not met the minimum order requirements under these agreements because of delays in obtaining approvals by various agencies in the United States. The Company through its subsidiaries has acquired the right to use such trade names as Eurospeed and Eurokool. The Company had previously received a purchase order and letter of credit to design, and then sell, mobile telephones to Audiovox ("ACC"). This letter of credit and purchase order expired and the Company has no assurance that any business will be transacted with ACC.

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented non-misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2006, and the results of its operations and changes in its financial position from January 1, 2006 through June 30, 2006, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year The consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

We have entered into an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. ("Ningbo") of the PRC and Uroatech, Inc. of South Korea. Pursuant to this agreement with Ningbo, which will come into effect upon the first shipment of mobile telephones to us, we have the exclusive right to distribute specified models of mobile phones outside the PRC through June 1, 2007. We have agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement. If we purchase less than 400,000 mobile telephones each year (or 30,000 per month), the agreement terminates automatically. However, ICT Technologies has received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods. The purchase price of the mobile telephones will be adjusted each quarter by agreement of the parties, based upon market conditions. As of June 30, 2006, we have received samples of the cellular telephones that we plan to sell and have not derived any revenue. On October 20, 2003, we entered into agreement with Uroa Tech, Inc. through our subsidiary Europhone USA, Inc. (Europhone USA) which will come into effect upon the first shipment of mobile telephones to us and expire two years from this date. The terms of the agreement will be renewed automatically on a yearly basis up to three years total length of time.

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

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand.
We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods.
The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of June 30, 2006, we have not generated any revenue and have promotional inventory of these motorcycles.

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

We have also funded our operations and growth through loans payable to related parties aggregating to $1,822,341 as of June 30, 2006. The Company has not yet generated sufficient revenues during its limited operating period of reorganization to fund its ongoing operating expenses, or to fund its marketing plans and product development activities. There can be no assurance that development of the marketing plans will be completed and fully tested in a timely manner, and within the budget constraints of management. Also, there can be no assurance that the Company's marketing research will provide a profitable path to utilize the Company's marketing plans. Further investments into market design, implementation, and development, as defined in the Company's operating plan, will significantly reduce the cost of development, preparation, and processing of purchases and orders, enabling the Company to effectively compete in the marketplace.

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

Telecommunications Segment

We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC").
As of June 30, 2006, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones.

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

Motorcycles Segment

We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of June 30, 2006, we have not generated any revenue and have samples of these motorcycles in inventory.

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

Results of Operations for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005.

               ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 3 months     For the 3 months
                                     ended June 30, 2006 ended June 30, 2005
                                           (Unaudited)         (Unaudited)

Revenue:
Commissions & other                        $           -       $          -

          Total revenue                                -                  -

Cost and expenses:
Cost of sales
Selling, general and administrative               12,276             26,297
Depreciation                                           -                  -

Total costs and expenses                                             26,297

Net income(loss) from operations               (  12,276)         (  26,297)

Interest expense                                  11,545                  -

Net income loss)                               (  23,821)         (  26,297)

Basic earnings (loss) per common share      $       (.00)       $      (.00)

Weighted average shares outstanding, basic    86,552,634         86,654,384

The accompanying notes are an integral part of these statements.

For the three months ended June 30, 2006 and three months ended June 30, 2005 the Company has no revenue. The Company's selling, general and administrative expenses for the three months ended June 30, 2006 was $12,276 as compared to $ 26,297 for the three months ended June 30, 2006 representing a decrease of $14,021. The aggregate amount of $26,297 consists of the following: professional fees of $10,000, automobile expense of $141, bank service charges of $460, rent of $12,186, telephone $3,317 and travel and entertainment of $193. The aggregate amount of $ 12,276 consists of rent of $10,996, travel and entertainment of $242, filing fees of $843, office expense of $137 and bank charges of $58.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceeding

On June 13, 2006, a legal action was commenced against ICTT and certain of its officers by an alleged former consultant to the Company. The complaint alleges non-payment of consulting fees and seeks compensatory damages of $192,500 and exemplary and punitive damages of $5,000,000. The company believes that the action has no merit and that the outcome will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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


                                 /s/ Andrew Eracleous
                                     Andrew Eracleous
                                     Chief Financial Officer
November 13, 2006

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc.
(the Company) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof
(the Report), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

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



                                /s/ Vasilios Koutsobinas
                                    Vasilios Koutsobinas
                                    Chief Executive Officer
November 13, 2006


Exhibit 99.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of ICT Technologies, Inc.
(the Company) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof
(the Report), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:
(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                               /s/ Andrew Eracleous
                                   Andrew Eracleous
                                   Chief Financial Officer
November 13, 2006