Form 10QSB
period 2006-09-30
ICT TECHNOLOGIES INC
filed 2006-11-13
CIK 1005663

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the six months period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, to September 30, 2006

ICT Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware 13-4070586
(State or other jurisdiction) (IRS Employer Identification No.)
of incorporation or organization   13-4070586

ICT Technologies, Inc.
181 Westchester Avenue, Port Chester, NY 10573
(914) 937-3900

(Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.001, 96,427,384 shares outstanding as of September 30, 2006 Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]


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

SIGNATURES........................................................16-18


QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the nine months ended September 30, 2006 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

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



PART I - FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS



Part I - Financial Information
                                                                        Page

Item 1 - Financial Statements

Consolidated Balance Sheets as of September 30, 2006 (unaudited)
and December 31, 2005                                                    F-2

Consolidated Statements of Operations for the nine months
ended September 30, 2006 and twelve months ended December 31, 2005       F-3

Consolidated Statements of Operations for the nine months ended
September 30, 2006 and 2005 (unaudited)                                  F-4

Consolidated Statements of Stockholders' Equity for the nine
months ended September 30, 2006 (unaudited)                              F-5

Consolidated Statements of Cash Flows for the nine months ended
September 30, 2006 and 2005 (unaudited)                                  F-6


Notes to Financial Statements                                     F-7 - F-16

ITEM 1 - Consolidated financial statements

                      ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET

                                    September 30, 2006     December 31, 2005
ASSETS                                   (Unaudited)          (Audited)

CURRENT ASSETS
Cash in bank                           $    173,641       $              -
Accounts receivable, less allowance                                      -
  for doubtful accounts of $ 30,057          30,058       $         30,058
Promotional inventory                        99,028                 31,136
Accounts receivable - Others                  1,929
Subscriptions receivable                     24,150                      -

     Total current assets                   328,806                 61,194

PROPERTY AND EQUIPMENT, net                   1,279                      -

Other Asset
Deposit - factory order                      17,985                      -


        TOTAL ASSETS                   $    348,070       $         61,194

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                     $          -       $         34,356
    Bank lines of credit                    254,826                254,826
    Accounts payable and accrued expenses    84,996                122,106
    Payroll taxes and withholdings          448,986                475,812
    Customer deposit                         54,960                 54,960
    Loans payable to related parties      1,774,722              1,758,366

     Total current liabilities         $  2,618,490       $      2,700,426

     Total liabilities                 $  2,618,490       $      2,700,426

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; authorized
10,000,000 shares, issued and outstanding
0 shares
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
96,427,384 shares                            96,428                 86,655
Additional paid-in capital                3,155,249              2,700,039
Common stock subscribed
483,000 shares                               23,667
Retained earnings (deficit)              (5,545,764)            (5,425,926)

     Total stockholders' equity
        (deficiency)                     (2,270,420)            (2,639,232)

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY)             $   348,070         $       61,194

The accompanying notes are an integral part of this statement.


                ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 9 months      For the 12 months
                                 ended September 30, 2006   December 31, 2005
                                          (Unaudited)          (Audited)
Revenue:
Commissions & other                        $           -       $          -

          Total revenue                                -                  -

Cost and expenses:
Cost of sales
Selling, general and administrative               84,664             67,643
Depreciation                                           -              1,944

Total costs and expenses                          84,664             69,587

Net income(loss) from operations               (  84,664)         (  69,587)

Interest expense                                  35,174             24,750

Net income(loss)                               ( 119,838)         (  94,337)

Basic earnings (loss) per common share      $       (.00)       $      (.00)

Weighted average shares outstanding, basic    96,427,384         86,552,634

The accompanying notes are an integral part of these statements.


                 ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 9 months      For the 9 months
                                    ended Sep. 30, 2006  ended Sep. 30, 2005
                                           (Unaudited)         (Unaudited)

Revenue:
Commissions & other                        $           -       $          -

          Total revenue                                -                  -

Cost and expenses:
Cost of sales
Selling, general and administrative               84,664             22,868
Depreciation                                           -              1,944

Total costs and expenses                          84,664             24,812

Net income(loss) from operations               (  84,664)         (  24,812)

Interest expense                                  35,174                  -

Net income(loss)                               ( 119,838)         (  24,812)

Basic earnings (loss) per common share      $       (.00)       $      (.00)

Weighted average shares outstanding, basic    96,427,384         86,654,384

The accompanying notes are an integral part of these statements.

               ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (UNAUDITED)
                                      Common    Additional   Retained
                   Common    Stock    Stock      Paid-in     Earning
                   Shares    Amount Subscribed   Capital     (Deficit)    Total
Balance at
January 1,
2006             86,654,384  $86,655 $      -  $ 2,700,039 $(5,425,926)$(2,639,232)

Sales of common
  stock           9,290,000    9,290               455,210                 464,500
Common stock
  subscribed        483,000      483   23,667                               24,150



Net loss for the
nine months
ended Sep. 30,
2006                                                         (  119,838) (  119,838)
Balance at
Sep. 30, 2006    96,427,384  $96,428 $ 23,667   $ 3,155.249 $(5,545,764)$(2,270,420)

Net loss for the nine months ended September 30, 2006 - $ (  119,838)

The accompanying notes are an integral part of this statement.

                  ICT TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              For the nine months ended
                                           Sep. 30, 2006   Sep. 30, 2005
                                              (Unaudited)   (Unaudited)

OPERATING ACTIVITIES
Net income(loss)                           $ (   119,838)   $      24,812
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Depreciation                                           -            1,944
Changes in operating assets and liabilities:
Overdraft                                              -                -
Receivable                                   (     1,929)               -
Subscriptions receivable                     (    24.150)
Inventory                                    (    67,892)               -
Deposit - factory order                      (    17,985)               -
Accounts payable and accrued expenses        (    37,110)     (    28,332)
Payroll taxes and withholdings               (    26,826)     (     3,234)

Cash (used) by operating activities          (   175,892)     (    29,622)

INVESTING ACTIVITIES
Capital expenditures                         (     1,279)               -

Net cash (used/provided)in investing
 activities           -                      (     1,279)               -

FINANCING ACTIVITIES
Proceeds from sale of common stock               487,004                -
Loans payable to related parties             (    16,354)
Cash (provided) by financing activities          470,650                -

NET  (DECREASE) IN CASH                          173,641       (    4,810)

CASH BALANCE BEGINNING OF PERIOD                       -       (   29,483)

CASH BALANCE END OF PERIOD                   $   173,641     $ (   34,293)

The accompanying notes are an integral part of these statements

                  ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                             September 30, 2006
                                (UNAUDITED)

1. Nature of Business, Basis of Presentation and Continuing Operations

Nature of Business and Basis of Presentation

ICT Technologies, Inc. (the "Company" or "ICT"), is located in
Port Chester, New York. The Company is a distributor for products and services in the telecommunications and consumer durables sectors.
The air conditioners, mobile telephones and motorcycles are being manufactured in the Peoples Republic of China (PRC) and South Korea. The Company expects to begin generating revenues in all of these additional product and service areas during 2006. As of September 30, 2006, sales in these areas have not yet commenced.

Continuing Operations

During the period required to develop the subscriber base, expand its service coverage area and develop additional durable products, the Company has required and will continue to require additional operating funds.

The Company has suffered net losses and negative operating cash flows since inception. For the nine months ended September 30, 2006, the Company had net losses from operations of $119,838. The Company is in a negative working capital position of $5,545,764 at September 30,2006 and is deficient in the payment of payroll taxes by several quarters aggregating $448,986, representing the net principal amount of the payroll tax liability and estimated penalties and interest after installment payments to the U.S. Treasury and New York State Dept. of Taxation.

We owe the U.S. Treasury the amount of $352,987, and the New York Dept. of Taxation in the amount of $70,159 representing unpaid payroll and unemployment taxes as of September 30, 2006. These taxes are subject to the collection powers of the governments that had commenced that resulted to liens and levies against our bank accounts. We also owe The New York Insurance Fund the amount of $25,840 for our required contribution and penalties to Worker's Compensation and Disability Insurance. Altogether, we owe the amount of $448,986 to the goverments and its subdivisions on September 30, 2006.

Funding for its operations has been provided primarily by officer loans and through the sale of common stock. For the period from January 1, 2002 through September 30, 2006, management has provided additional funding to the Company totaling $1,774,722 in the form of loans from and bank loans totaling $254,826. The ultimate success of the Company is dependent upon management's ability to market and prepaid cellular telephones and durable products at levels sufficient to generate operating revenues in excess of expenses. From a financing standpoint, management's focus is on securing sufficient additional capital to build its operating, sales and marketing, and administrative infrastructure to levels needed to generate and support the operations of the Company. Failure to successfully raise this additional capital to fund inventory purchases and achieve positive cash flows makes the Company's ability to continue as a going concern uncertain.

While management believes that the Company will be successful in raising the additional capital and achieving profitable operations, no assurances can be given that the Company will be successful in obtaining additional capital or that such financing will be on terms favorable or acceptable to the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In addition, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. Management's plans for future operations consist of developing its market share for durable goods such as motorcycles, prepaid cell phones, plasma TVs and air conditioners. The Company does not maintain retail outlets for its products. Rather, it sells its products and services through distributors who, in turn, resell the Company's products and services to customers and subscribers through a variety of distribution channels, including convenience-type retail stores, wholesalers and, to a lesser extent, other distribution channels. Additionally, the Company must continue to update its products and services to meet current technology standards. The financial statements presented consist of the consolidated balance sheet of the Company: including Europhone USA, Inc., Europhone, Inc., Eurospeed, Inc., Europhone USA, LLC, and Eurokool, Inc. at
September 30, 2006 (unaudited) and December 31, 2005 and the related consolidated statements of operations and cash flows for the nine months ending September 30, 2006 (unaudited) and 2005. All significant inter-company transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Vulnerability Due to Certain Concentrations Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. There is no revenue during the nine months of 2006, and the company continues its efforts in order to secure orders for its products. The Company is subject to risks associated with its international operations, including changes in exchange rates, difficulty in trade accounts receivable collection and longer payment cycles. Management regularly monitors the creditworthiness of its domestic and international customers and believes that it has adequately provided for any exposure to potential credit losses.

Revenue Recognition

There is no revenue for the year ended December 31, 2005, and nine months ended September 30, 2006.

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

Property and Equipment

The property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred. Expenditures for major renewals, replacements and betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized. Property and equipment consists of the following at September 30, 2006 and December 31, 2005:



                                     Sep. 30, 2006    December 31, 2005

	Furniture and fixtures        $   1,929            $     1,944

        Accumulated depreciation              -              (   1,944)

        Property and equipment, net   $   1,929                      -

Depreciation expense was $1,944 in December 31, 2005 and $ 0 for the nine months ended September 30, 2006.

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

Goodwill

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but are subject to impairment tests, performed at least annually, in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company has revalued the carrying value of goodwill and has written off the total assets in prior quarters. As of September 30, 2006, the Company has no Goodwill in the books.

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

At September 30, 2006, the deferred income tax asset consisted of:

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses for the three months ended June 30, 2006 were $0.

Fair Value of Financial Instruments

The values the Company presents for financial assets and liabilities approximate the fair market value of these assets and liabilities due to their short maturity. The fair value of notes payable approximates carrying value at September 30, 2006 and December 31, 2005. Recently Issued Accounting Standards In June 2001, the FASB issued SFAS No. 143, Accounting for Retirement Obligations. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company was required to adopt SFAS 143 on August 1, 2002 and expects that the provisions will not have a material impact on its consolidated financial statements.

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

Litigations

Virtual Resources, LLC and Dennis C. Hayes filed a lawsuit against ICT Technologies, Inc., Messrs. Vasilios Koutsobinas, CEO and Andrew Eracleous, CFO with the Supreme Court of the State of New York, County of New York on June 13, 2006 that alleges, among other things, breach of contract under Management Consulting Services; non-payment of consulting fees of $7,000 and compensatory damages of $62,000; various stock options equivalent to $192,000 plus compensatory damages in the sum of $130,500 due devaluation of the 90,000 shares of ICTT stock to which Plaintiff is entitled, and exemplary and punitive damages of $5,000,000.

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

4. Stockholder's Equity

Common Stock

We sold 9,290,000 shares of common stock between July and September 2006. Additional 483,000 shares were subscribed that we expect payment in October and November 2006.

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

8. Payroll Tax Liability

As of September 30, 2006, the Company has incurred net payroll tax, penalty, and interest charges totaling $448,986. Management has made arrangements for installment agreements with the appropriate taxing authorities.

9. Related Party Transactions

As of September 30, 2006 the Company is obligated to repay monies advanced by officers and directors of the company aggregating $1,774,722 payable without interest on demand.

10. Supply Agreements

The Company, through its subsidiaries has entered into various marketing agreements for the purchase of air conditioners, cellular telephones and motor scooters with various companies in the PRC. The terms of the agreements grant rights to market these products in the North American Continent and certain European countries.

The terms of these agreements run essentially to March 31, 2007 and have minimum order requirements with agreed increases on an annual basis. As of September 30, 2006, the Company has not met the minimum order requirements under these agreements because of delays in obtaining approvals by various agencies in the United States. The Company through its subsidiaries has acquired the right to use such trade names as Eurospeed and Eurokool. The Company had previously received a purchase order and letter of credit to design, and then sell, mobile telephones to Audiovox ("ACC"). This letter of credit and purchase order expired and the Company has no assurance that any business will be transacted with ACC.

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented non-misleading. In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2006, and the results of its operations and changes in its financial position from January 1, 2006 through September 30, 2006 have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year The consolidated financial statements and notes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

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

We have also entered into an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand.
We are obligated under the agreement to purchase at least 30,000 Giantco motorcycles per year and at least 2,000 Giantco Motorcycles per month. However, ICT Technologies has received verbal assurance from Giantco that the minimum purchase requirements will not be enforced for past periods.
The price for the motorcycles will be negotiated by the parties in connection with each purchase order. As of September 30, 2006, we have not generated any revenue and have promotional inventory of these motorcycles.

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

Subsequent Events

(a) Sales of common stock - From July 2006 to September 2006, ICTT sold a total of 9,773,000 restricted shares of ICTT common stock to 14 investors at a price of $0.05 per share and received gross proceeds of $488,650.

(b) Standby Letter of Credit - On November 2, 2006, Eurospeed received a $250,000 irrevocable standby letter of credit from a bank. The letter of credit expires on November 2, 2007 and is expected to be used by Eurospeed to finance the purchase of motorcycles and other transportation vehicles.

(c) Purchase order - We received a purchase order from Distributor of 1,100 motorcycles in the amount $1,440,000. The DEM Manufacturer had already shipped the motorcycles to our New Jersey warehouse, and are being prepared and labeled for shipments to the Distributor's dealers across the United States.

(d) Motorcyles sales to Europe - In August 2006, we remitted $17,895 to Yamati Manufacturing in China as a deposit for 332 motorcycles for delivery to a customer in Greece. We were informed that six 40 feet containers were loaded onboard MSC Beijing under onboard bill of lading number WBL06EURO192 enroute to Piraeus, Greece. Subsequently, we will generate a sales invoice for approximately $161,000 upon receipt of the buyer.

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

Telecommunications Segment

We have an agreement to distribute mobile telephones that are manufactured by Ningbo Bird Corporation, Ltd. of the Peoples Republic of China ("PRC").
As of September 30, 2006, we have received samples of the mobile telephones that we plan to sell and have not derived any revenue from the sale of mobile telephones.

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

Motorcycles Segment

We have an agreement with Giantco, Limited of Hong Kong, PRC ("Giantco") for the worldwide distribution through March 1, 2007 of motorcycles manufactured by Giantco and bearing the "Eurospeed" brand. As of September 30, 2006, we have not generated any revenue and have samples of these motorcycles in inventory.

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

Results of Operations for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.

               ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the 3 months     For the 3 months
                                     ended Sep. 30, 2006 ended Sep. 30, 2005
                                           (Unaudited)         (Unaudited)

Revenue:
Commissions & other                        $           -       $          -

          Total revenue                                -                  -

Cost and expenses:
Cost of sales
Selling, general and administrative               57,922          (  14,631)
Depreciation                                           -                  -

Total costs and expenses                          57,922          (  14,631)

Net income(loss) from operations               (  57,922)            14,631

Interest expense                                  11,833                  -

Net income (loss)                              (  69,755)            14,631

Basic earnings (loss) per common share      $       (.00)       $       .00

Weighted average shares outstanding, basic    96,427,384         86,654,384

The accompanying notes are an integral part of these statements.

For the three months ended September 30, 2006 and three months ended
September 30, 2005 the Company has no revenue. The Company's selling, general and administrative expenses for the three months ended September 30, 2005 was $(14,631) as compared to $57,922 for the three months ended September 30, 2006 representing an increase of $72,553. The net aggregate of $ 14,631 reduction of general and administrative costs in 2005 consist of excess accrual of salaries and wages and adjustment of payroll taxes. The aggregate amount of $57,922 of general and administrative expenses for three months ended September 30, 2006 consists of the following: accounting fee of $ 10,000; legal fees of $ 11,600; rent of $ 11,485; travel and entertainment of $8,732; telephone of $997; website maintenance of $1,550; contribution of $1,100;
TVs and cellular telephone samples of $4,630; stock transfer fees of $ 5,052; dues & subscription of $ 1,917; office expense of $759 and bank charges of $100.

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

Date:  November 14, 2006

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



                               /s/ Vasilios Koutsobinas
                                   Vasilios Koutsobinas
                                   Chief Executive Officer
November 14, 2006


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


                                 /s/ Andrew Eracleous
                                     Andrew Eracleous
                                     Chief Financial Officer
November 14, 2006

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc.
(the Company) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof
(the Report), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section
13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                /s/ Vasilios Koutsobinas
                                    Vasilios Koutsobinas
                                    Chief Executive Officer
November 14, 2006


Exhibit 99.2
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ICT Technologies, Inc.
(the Company) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof
(the Report), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and to the best of my knowledge and belief, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (16 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                               /s/ Andrew Eracleous
                                   Andrew Eracleous
                                   Chief Financial Officer
November 14, 2006