Form 10KSB
period 2006-12-31
ICT TECHNOLOGIES INC
filed 2007-07-25
CIK 1005663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number 000-29805

ICT TECHNOLOGIES, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	13-4070586
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

181 Westchester Avenue,
Port Chester, New York	10573
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (914) 937-3900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value .001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act): Yes ☐ NO ☒

The issuer's revenues for its most recent fiscal year were: $161,348

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.20 per share, was $4,010,142 as of June 30, 2007, and non-voting equity is issued.

At June 30, 2007, the registrant had outstanding 98,697,384 shares of Common stock, par value .001 per share.

Transitional Small Business Disclosure Format (check one): Yes ☐ NO ☒

ICT TECHNOLOGIES, INC.

i

PART I

FORWARD-LOOKING AND THIRD PARTY STATEMENTS

Certain of the statements made herein are deemed and intended to be “forward-looking statements” and are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believes, “intends,” “anticipates,” “expects,” “hopes,” or “estimates” or words of similar meaning. Similarly, statements that describe ICT Technologies future plans, objectives, marketing and brand development, acquisitions, targets or goals are also forward-looking statements. Specifically, and without limitation, some uncertainties that necessarily require the use of such forward looking statements include:

•	Our ability to raise additional capital to develop operations and satisfy our contracts,
•	Our ability to brand and market our “Eugro” and “Euro” family of products,
•	Our ability to compete in the prepaid mobile telephone, wireless telecom hardware, sim chip or calling card businesses which will require us to continually introduce, manufacture and sell new products and services at competitive prices,
•	Our ability to successfully create a distributor network for our electronic sales and to timely deliver flat screen television and other merchandise from time to time,
•	Our ability to successfully penetrate the motorcycle and motor scooter markets and to develop and maintain a sales distribution network,
•	Our ability to maintain relationships with manufacturers in the People’s Republic of China and elsewhere, and
•	Our ability to attract and retain key personnel.

Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and ICT Technologies, Inc. and its management undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Description of Business

Unless the context requires otherwise, all references to “ICT Technologies” the “Company,” “we,” “us” or similar terms include ICT Technologies, Inc. together with its wholly owned subsidiaries, namely: Europhone USA, LLC a New York limited liability company (“Europhone”); Eurokool Inc., a New York corporation, (“Eurokool”); and Eurospeed Inc., a New York corporation (“Eurospeed”). Unless otherwise stated, all references to the Company's activities, results of operations and financial condition prior to May 9, 2002 relate to Europhone USA, Inc. which is the business predecessor of the Company for accounting purposes.

BUSINESS OVERVIEW

Background

ICT Technologies is a holding company for subsidiaries that sell the “Euro” and “Eugro” families of products and services. We operate in three separate businesses, prepaid cellular phones and calling services, motor scooters and motorcycles and consumer appliances, primarily through our subsidiaries created for these operations. Our Europhone subsidiary operates our prepaid calling, worldwide sim chip and other telephony related products and services and owns the rights to the Europhone trademarks, the “Eugro World” sim and related sim cards and services. Our Eurospeed subsidiary operates our motorcycle and scooter operations and holds the Eurosopeed related trademark. Our Eurokool subsidiary and ICT Technologies itself operates our air conditioner, plasma television and other electronics related and related manufacturing and sales activities.

ICT Technologies, Inc. was organized as a Delaware corporation on May 27, 1999 and is the successor by merger to a New York corporation formed on February 8, 1994.

While we began operations as a calling card and related pre-paid telephony service business, in 2005, we expanded our focus on the development of plasma televisions, air conditioning and other electronics and motor scooters, all under the “Eugro” or “Eurospeed” brand names. For this reason, among others, there were no revenues in 2005. Additional specific information about our Company and each business is set forth below under “Business.”

In 2002, we acquired Europhone, Inc., Eurokool and Eurospeed from Mr. Vasilios Koutsobinas in exchange of shares of stock (the “2002 Transaction”). The terms of the 2002 Transaction were amended in April 2003 to include the contribution by Mr. Koutsobinas to the Company of 100% ownership interest in Europhone USA. As part of the 2002 Transaction, Mr. Koutsobinas transferred to the Company 100% ownership interest in Eurospeed, Inc. and Eurokool, Inc., which did not have significant operations at the time of the transfer. At the time of the 2002 Transaction, our acquired subsidiaries were subject to various distribution agreements relating to the sale of long distance and internet services and to the manufacture and distribution of air conditioners, motorcycles and mobile telephone services, which are described more fully below. Certain of these distribution arrangements have since been terminated as we have begun to focus our business on pre-paid mobile services and sim chips and on establishing manufacturing arrangements for our air conditioners and scooters.

As a result of the 2002 Transaction and subsequent contribution of Europhone USA, Inc., Mr. Koutsobinas was issued 78,000,000 shares of our common stock.

The Company's principal executive office is located at 181 Westchester Avenue, Port Chester, New York 10573 and its telephone number is (914) 937-3900. Information about ICT Technologies may be found on its website at “www.icttechnologies.com.” Information found on the ICT Technologies website should not be considered part of this annual report on Form 10-KSB and should not be relied upon in evaluating the Company.

Business

Our revenue in 2006 was $161,348, resulting primarily from the sale of 300 scooters by Eurospeed ($144,630) and sales of cellular phones and telecommunications services by Europhone ($16,718) in 2006. We had no revenues in 2005. ICT Technologies is anticipated to have revenues in prepaid cell phones (Europhone USA), motorcycles and scooters (Eurospeed), air conditioning units (Eurokool) and plasma televisions in 2007.

A description of our three main developing businesses, our Europhone Business, our Eurospeed Business and our Eurokool Electronics Business follows:

Europhone Business

Our Europhone business is comprised primarily of services that revolve around or supplement our prepaid mobile telephone services business. Europhone markets phones and related hardware and sim chips under the Eugro, Eugro Mobile and Europhone brand names. Europhone owns the trademark “Europhone.” Olympic Telecom, Inc., an entity owned by our C.E.O., owns the rights to the Eugro trademark and licenses the same to us for nominal value. Neither we nor Olympic Telecom have applied for a trademark for “Eugro Mobile.”

As of December 31, 2006, the Company generated revenues of $16,718 from the sale of CDMA and GSM prepaid mobile phone cards and long distance service. These are delivered to the dealers essentially on a prepaid basis. A description of our telecommunications services follows:

Telephones

Europhone entered into an agreement on June 1, 2002, with Ningbo Bird Corporation Ltd. of the People’s Republic of China (the “PRC”) to distribute mobile telephones manufactured by them. The rights under this agreement comes into effect if and when the first shipment of mobile telephones is sent to us, at which time we were to obtain the exclusive right to distribute specified models of mobile phones manufactured by Ningbo Bird Corporation Ltd. outside the PRC through June 1, 2007. Europhone agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement; if ICT

Technologies purchases less than 400,000 mobile phones each year (or 30,000 per month), the agreement provided that it can be terminated automatically by Ningbo Bird Corporation Ltd. This agreement has been terminated in accordance with its expiration terms on June 1, 2007. However, we have received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods.

Europhone has, as of July 3, 2007, entered into a contract with Hisense Communications Limited of Quindao, China for the purchase by Europhone of dual sim card tri-band cellular phones for our prepaid cellular business, to be sold in the United States, Greece, Cyprus, Spain, the United Kingdom, Bulgaria and Dominican Republic. Our right to sell duel mode cellular phones in these territories becomes exclusive if we are able to sell 20,000 units within 3 months after delivery of our first samples in these countries. This agreement provides that the supplier will provide us with an additional two percent of the total quantity of phones acquired, free of charge, to cover replacement costs and warranties. While we have not begun tests or sales of these products, we believe that these extra phones will be sufficient to cover warranty returns. Under this agreement, we are required to make a 30% down payment for all purchase orders and maintain an irrevocable transferable letter of credit to secure payment of the remaining amount upon receipt. We intend to focus on production of prepaid cellular phones as opposed to standard “carrier” cellular phones.

In addition, Europhone has entered into an exclusive distribution agreement with Parallel No Limit, Inc. (“Parallel”) as of March 28, 2007, pursuant to which, among other things, we granted to Parallel the right to sell our prepaid cellular phones and services in the United States, subject to certain increasing minimum sales thresholds and the Company’s right to make direct sales or sales through store owned operations. This agreement was also terminated in 2007 prior to any sales being made.

We have numerous other agreements with distributors for the sale and distribution of our prepaid cellular phones. We are not dependent on any one or few distributors for our success.

Long Distance Service

We also provide long distance calling service for both home and mobile users via our sales of phone programs. Long distance service is provided through Europhone. PowerNet Global is a direct-billed service, which means that customers receive a statement each month for their service. Long distance service affords customers the benefit of a minimum 6-second call length, which represents an attractive selling point. Customers are not charged for hang-ups or incorrectly dialed numbers when a call is terminated prior to 6 seconds elapsing. Furthermore, per minute charges for domestic long distance service are 3.9 cents per minute, with no monthly fees or charges applicable whatsoever.

Pursuant to our agreement with PowerNet Global, we are entitled to a percentage of the amount billed to and collected from long distance customers sourced by us. We receive a net payment each month for our share of long distance revenues. Although we have not used distributors in our long distance business to date, it is expected that if such distributors are used, they would be paid a portion of the revenues realized by Euro- phone on a pass-through basis. Our agreement with PowerNet Global for the provision of long distance service can be terminated by PowerNet Global on 30 days notice.

We do not intend to focus our business on institutional long distance service.

Prepaid Calling Cards

Our prepaid mobile cards are a product that allows users to purchase, in advance, a designated amount of local and long distance minutes to make calls from mobile cellular phones, without having to worry about having the correct amount of change or being subject to call surcharges. The cards are purchased in denominations of between $10 to $150. Each prepaid mobile card bears a confidential, individual personal identification number that is activated prior to the sale of the card and is revealed to the end user through a “scratch-off” procedure. The card can be used until air time charges equal the total value of the card. We believe that printers able to print these cards and the telephony long distance courier services are both available from numerous sources.

Eugro World Sim

We also recently developed and are making and selling, what we believe is a unique sim chip, which is a cell phone insert that can be utilized throughout the world. This will enable a cellular phone use to maintain one phone number during international travel. We intend to focus a material portion of our business on this product.

Revenue is earned upon receipt of payment for a prepaid card regardless of whether all the time is used as prepaid cards are non-refundable.

Internet (ISP) Service

The Company no longer provides internet service.

Eurokool Electronics Business under Eugro and Eurokool Brands

In addition to cellular phones designed for the pre-paid market segment that we sell under the Eugro name, we also established arrangements with manufacturing sources in China and Korea to begin to manufacture consumer electronics and appliances for us, which we intend to sell under the Eurokool and Eugro brand names. All operations going forward in this segment of our business will be through a single entity, Eurokool, so as to take advantage of electronics distribution arrangements and name brand recognition and other benefits that result from the economies relating to shipments to similar end retailers of our electronic products. Our Eurokool subsidiary owns the “EurokoolTM” trademark. We do not have revenues from these products in 2005 or 2006.

Flat Panel Televisions — Eugro

The Company has recently ordered flat screen televisions from 26” to 82” from our Korean manufacturer. In all, we acquired flat panel televisions of varying sizes and picture quality, including full HD LCD televisions. Our total cost of this purchase, plus shipping, storage and insurance costs is anticipated at approximately $11,500,000. We have not entered into any definitive distribution agreements for these televisions yet, but intend to utilize distribution networks to distribute these electronics initially through retailers in the northeastern United States and in Europe. We do not believe that alternative manufacturers of these television products are readily available at competitive rates, however, we regularly seek alternative suppliers for our products.

Air Conditioners — Eurokool

Eurokool has also entered into agreements for the distribution of air conditioners manufactured under the “Eurokool” brand name, by two major suppliers in the PRC, Guangdong Chigo Air Conditioning Co., Limited (“Chigo”) and Guangdong Richvast Group Company, Limited (“Richvast”). These air conditioners include split unit (which also serve as heaters since they are capable of blowing hot air), window, and floor unit models. Both manufacturers produce units that are comparable in cooling capacity and incorporate high-quality compressors supplied by Mitsubishi and Hitachi, respectively. The models produced by Richvast include enhanced decorative features, which are geared toward purchasers. We do not currently have alternative manufacturers for these Eurokool products and do not believe that manufacturers are readily available. We regularly investigate the viability of utilizing and evaluate manufacturing facilities for this product.

Contract with Chigo

The Eurokool manufacturing and distribution agreement with Chigo was entered into in January 31, 2002 and renewed on January 31, 2007 for a term ending on January 31, 2012. The material terms of this agreement are as follows:

•	We were appointed as the sole agent for the distribution of Chigo products bearing both the “Chigo” and “Eurokool” brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the “Eurokool” brand name in countries or regions where sales of “Chigo” branded products have already taken place, namely China, Greece and certain other countries.
•	We agreed to purchase a minimum of 200,000 air conditioners in the year ending December 31, 2003 and must increase our purchases by 50% in each contract year thereafter.

•	The price for the air conditioning units is negotiated by the parties in connection with each purchase order.
•	Chigo provides a one-year workmanship warranty on its products, with a five year warranty on the quality of major parts (e.g., compressor, fan motor, electric board, remote controller, etc.).

While we have received verbal assurance from Chigo that the minimum purchase requirements will not be enforced for past periods, there can be no assurance that such forbearance will continue and said agreement has not been terminated by them to date. The Eurokool products have a one year warranty with five year warranty on the compressor. Chigo is required to provide us with replacement parts under warranty, free of charge.

Contract with Richvast

In 2003 Eurokoolentered into a distribution agreement with Richvast which terminates in August 2007. The material terms of this agreement are as follows:

•	we paid, in 2003, $55,000 in exchange for 500 split system airconditioners which will be delivered pending Underwriters Laboratories (UL) approval.
•	we are entitled to distribute Richvast products worldwide with the exclusive right to distribute specific models of air conditioners in Europe under the “Eurokool” brand name.
•	We agreed to purchase a minimum of 80,000 air conditioners per year (or 6,667 per month) during the term of the distribution agreement.

The price for the air conditioning units is negotiated by the parties in connection with each purchase order.

However, ICT Technologies has received verbal assurance from Richvast that the minimum purchase requirements will not be enforced for past periods, but there is no assurance that such forbearance will continue.

Conditions to Sales of Air-conditioners

Before sales of any air conditioner models from either factory can commence in the United States, we will need to secure Underwriters Laboratories (UL) and other appropriate government and agency regulatory approvals. Through June 2007, five models of air conditioners have such UL listing approval, but no sales have occurred. If we do not obtain these approvals we will be materially and adversely affected.

We do not currently have any distribution agreements, or sales orders, for our Eurokool television or air conditioning products.

Eurospeed Motorcycle and Scooter Business

Though our manufacturing relationships in the PRC, we began to manufacture, import and sell motorcycles and scooters in the United States and Europe. In 2006 we sold 300 scooters in Europe through various distributors. Since early 2007, we received orders for an additional 1,850 scooters and motorcycles for sale in the United States. In addition, Eurospeed entered into an Exclusive Distribution Agreement on May 19, 2006, with Eurospeed USA, Inc., an entity that is an affiliate of Healy Ford of Ansonia, a Ford dealership headquartered in Connecticut with over 1,000 distributors located in the northeastern United States, providing for the sale of our motorcycles and scooters under the “Eurospeed” brand names in the United States and Israel on an exclusive basis.

Exclusive Distribution Agreement

On May 19, 2006, our subsidiary, Eurospeed, entered into the Exclusive Distribution Agreement with Eurospeed USA, Inc., located in Ansonia, Connecticut, as described above. Eurospeed USA, Inc. is an affiliate of Healy Ford of Ansonia, Inc., a Ford dealership located in the Northeastern United States. We have not made sales under this contract yet. As this contract provides for exclusivity in the United States and Israel, we are dependent on Eurospeed USA, Inc. for our success in this sector.

We have since entered into manufacturing agreements with Qianjiang Motorcycles Group, Ltd. and Zhejiang Lingtian Motorcycle Co., Ltd. for manufacture of our scooters and motorcycles under the Eurospeed name.

Supply and Sale Terms

Eurospeed and Eurokool Supply and Sale Terms

Our terms for purchases are generally as follows:

•	we must pay for the air conditioners upon delivery to our port in the United States, secured by a letter of credit,
•	we must pay for our televisions upon delivery to our designated port F.O.B. Los Angeles with no letter of credit required,
•	we pay 25% upon placing an order for motorcycles and scooters, and are required to pay the remaining amount upon receipt of payment from our distributors, with no letter of credit required.

All sales under our distribution agreements are settled in US Dollars.

Our payment terms are subject to change and may be seemed to obtain on or more L/C if our vendors or purchasers change or if our vendors’ policies change.

Europhone Supply and Sale Terms

We pay for all calling time under our sim chips in advance. Distributors of prepaid sim chips are invoiced when the cards are sold to them, however, we pay for calling card services only when we activate those cards upon sale to distributors. It is expected that distributors engaged by ICT Technologies will make payment for distributed products under a variety of terms including bank guarantees, T/T (similar to cash on delivery), letters of credit, and/or company credit, at management’s sole discretion.

Our supply sources and terms can be found in the respective subsections of this “Business” section that apply to each of our business sectors and in or management discussion and analysis section below.

United States Department of Transportation VIN Numbers

As of April 2007, we obtained a license from the United States National Highway Traffic Safety Administration to manufacture motorcycles and scooters for complete street use pursuant to the United States CFR 49 Part 565. In connection with such license we have been designated the use of motor vehicle “VIN Numbers” beginning with the digits “1E9.” Without this designator, we will not be able to sell vehicles in the United States and will be adversely affected.

Sales, Distribution and Marketing

We have six (6) employees (other than our officers) involved in sales and marketing. We plan to engage independent distributors under exclusive and non exclusive distribution arrangements, such as our agreement with Parallel, to increase the scope of our sales efforts. We do not anticipate that direct sales through print, internet or other media advertisements will be material as we do not intend to focus on this market segment. Independent distributor relationships have been established for the sale of prepaid telephone cards with 27 distributors in 2007. These sales agreements do not have mandatory sales quotas, however, 14 of these distributors have already placed orders to date. In addition, we have entered into an exclusive distribution agreement with Eurospeed USA, Inc., for sale of certain of our Eurospeed brand products.

We do not have distribution agreements in place for our Eurokool air conditioners or television products.

We plan to handle all the advertising and marketing programs for our products internally and also rely on our distributors for advertising and marketing. As we have been concentrating our efforts in introduction of new products for operations and our Eugro World Sim products, we have not focused on advertising or marketing since 2005 and 2006 and spent an aggregate of approximately $19,741 in 2006 for advertising, marketing, trade shows and related expenses.

Seasonality

In general, our sales have been too infrequent to ascertain whether any significant seasonal fluctuations in demand for its products exist. We believe, however, that sales of motorcycles and scooters will be subject to seasonal fluctuations with a decrease of sales by us to distributors generally experienced in the industry during July, August and September and higher sales during other months in anticipation of retail sales. We anticipate that sales of our Eurokool products, if any, will also be seasonal, with highest sales prior to the summer months.

Employees

We currently have 13full-time employees in the United States inclusive of management. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be very good. To reduce expenses the Company intends to utilize consultants and independent contractors paid on a commission basis.

Government Regulation

Numerous aspects of our operations and prospective operations are subject to governmental regulation in the United States and abroad. Various licenses and approvals are required to be obtained in order for ICT Technologies to distribute its products.

Motorcycles and Scooters

The motorcycles and scooters to be distributed by our Eurospeed subsidiary are subject to certification by the U.S. Environmental Protection Agency (“EPA”) for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. Our motorcycle products have not yet been certified to comply with these standards, however, we have applied with the EPA for these certifications, which certifications must be renewed regularly. We believe that Euroseed U.S.A, our exclusive distributor in the United States, is registered in all states that require registration to distribute motor vehicles, other then California, Alaska and Hawaii. We have also been granted a “VIN number” designation by the United States Department of Transportation to manufacture our motorcycles and scooters for all road use, with a unique Eurospeed “VIN number,” designated for all products. (See “United States Department of Transportation VIN Numbers,” above.)

Certain states have minimum product and general liability and casualty insurance liability requirements prior to granting authorizations or certifications to distributors, such as Eurospeed U.S.A., to sell motor vehicles and scooters. Without this insurance neither Eurospeed U.S.A. nor we or any other distributor are permitted to sell these vehicles to motor vehicle dealers in certain states. We have secured, a policy of $2 Million with umbrella coverage of up to $8 million through AIG Insurance at a cost of approximately $50,000 per year. While we believe that these policy limits will be sufficient initially in order to qualify us to do buisness, the insurance requirements that are imposed upon us may vary from state to state, and will increase if and as sales increase or as the products we offer increase in variety. Additionally, these insurance limits do not represent the maximum amounts of our actual potential liability and motor vehicle liability tort claims may exceed these claim amounts substantially. No assurance can be made that we will be able to satisfy each state’s insurance coverage requirements or that we well be able to maintain the policy limits necessary from time to time in order to permit sales of our products in various jurisdictions that require such coverage and, if a liability arises, no assurance can be made that these insurance limits will be sufficient.

Air Conditioners

Approvals have been secured by our supplying manufacturers for the sale of all air conditioners in Europe (CE approval) and the Company has been granted, as of mid-2007, Underwriter Laboratories (UL Listing) approvals for the sale of five models of air conditioners in the United States. See also “Environmental Regulation” below.

Reliance on Third Party Telecommunications Providers

When we resell long distance telephone capacity, and prepaid mobile airtime, we rely on third party carriers to comply with applicable laws and regulations. We have no control over the manner in which these companies operate. Domestic or foreign regulatory, judicial, legislative or political entities may raise issues regarding the compliance of these companies with applicable laws or regulations, or limit their ability to provide the services ICT Technologies resells.

Environmental Regulation

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

We subcontract manufacturing of both our motorcycle/scooter and electronic refrigeration and television products to companies in China and Korea. We believe that these manufacturing facilities are in compliance with applicable environmental regulations in the countries they are a part. However, it such entities are not in compliance, or are unable to indemnify us, we may be subject to liability.

Environmental contingencies are not expected to have a material adverse effect on our results of operations.

State and Foreign Laws

Our products and services are distributed and/or accessible worldwide, which require compliance with the laws of different jurisdictions. Because certain of our services are distributed and/or accessible worldwide, many jurisdictions may claim that we are required to comply with their laws. We believe that we have taken all appropriate regulatory actions required to conduct its business to date. Our failure to qualify to do business (or to have any of our subsidiaries qualify to do business) in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in our inability of ICT Technologies to enforce contracts in such jurisdictions.

Competition

We face competition from large, well established and well funded companies in each of our product and service areas. In addition, we must attempt to make new designs of products in the market that is somewhat saturated with established business. The following is a description of our principal competitors and a summary of the competitive factors that are likely to influence our success in each of these business sectors.

Competition in Telecommunications Business

Prepaid Cellular

In addition to competition we have from GSM and CDMA mobile service providers (i.e. conventional wireless companies), we face competition from numerous prepaid cellular companies. Our largest competitors in the prepaid cellular business are Virgin Mobile, Inc., Locus Communications, Inc. and Tracfone Wireless Inc.

It is anticipated that additional competitors will be attracted to the prepaid card market, particularly where deregulation results in significant rate reductions. These additional competitors include Internet-based service providers and other telecommunications companies. Competition from existing competitors or new market entrants could materially and adversely affect revenue prospects.

Sim Chip Cards

We have developed our “Eugro World Sim” card and intend to begin sales of this card in the third quarter of 2007. While we do not believe that there are any major mark competitors that offer a single chip that can be used throughout the world at this time, no assurance can be made that competitors will not be able to develop these types of cards in the future. We have not yet filed with the U.S.P.T.O. for any Trademark Protection with respect to this “Eugro World” mark, and no assurance can be made that our right to this mark will be granted or that it will not conflict with rights of other parties.

We compete with many of the largest telecommunications providers, including Cingular, Verizon and Sprint. We compete with them for both cellular time and prepaid calling services. We also compete with Virgin Mobile, Inc., Locus Communications, Inc. and Tracfone Wireless Inc. and many others with substantial resources, for sales of prepaid cellular telephone time. We believe that our sim chip card business is also subject to competition from other providers of long distance services, such as calling cards. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater brand recognition and larger customer bases than we do. We may also compete with large operators in other countries. We believe that our long distance and ISP services are competitive based on price and are benefited by customer support provided by the carriers. A general decrease in telecommunication rates charged by major carriers could have a negative effect on our competitive position.

Mobile Telephones

The mobile telephone market is filled with large, established competitors such as Kyocera, LG, Motorola, Nokia, and other well-known brand names. These companies offer a variety of telephones tailored to the unique needs of their users. Quite often, price, quality, styling, portability, efficiency, available services, and product features determine the competitive market factors.

Competition Relating to Motorcycle and Scooter Business

Our scooter and motorcycle products will be a new and untried name in the market. With respect to motorcycles and scooters, the Company competes with Honda, Suzuki, Kawasaki, Piaggio (a/k/a Vespa) and other similar competitors. We believe that market penetration in this segment is difficult and, among other things, requires significant marketing and distribution expenditures. Competition in this market is based upon a number of factors, including price, quality, reliability, styling, product features, customer preference, and warranties. We do not have a maintenance or safety track record. We intend to compete based on price, with our final sales prices anticipated at roughly 50% of the retail prices currently charged by major competitors for comparable products. We also intend to compete on the basis of quality, service and styling. We offer a one-year warranty on our motorcycles and scooters. We do not have an active market supply of spare parts at this time or original equipment manufacturers of these parts, however, our manufacturers are willing to produce spare parts as our sales grow. We have not yet investigated the availability or compatibility levels of parts from other manufacturers.

Competition Relating to Home Appliance Business

Air Conditioners

With respect to air conditioners, we compete with numerous consumer products companies such as General Electric Company, Whirlpool, LG, and other similar competitors. We believe that in order for us to be successful we must be able to compete effectively based on price. In addition, we believe that our air conditioning systems are amongst the first systems to utilize ecological code refrigerant for the European market, which is necessary for sales in Europe.

The competitors in each of our product markets generally have financial and marketing resources that are substantially greater than those of our own. They also have long standing relationships with major distributors that have an established market presence. As a result, these competitors enjoy larger worldwide sales volumes and offer a more diverse product offering. We cannot be certain that we will be able to compete successfully against current and future competitors. As a strategic response to changes in the competitive environment, pricing, service, or marketing decisions may be exercised that could have a material adverse effect on the business, financial condition, and operating results of the Company. Our competitors may have larger, more established customer bases and other competitive advantages. To date we have failed to succeed in its attempts to compete in all of our existing and planned markets.

Intellectual Property and Other Proprietary Rights

We (or our respective subsidiaries, as the case may be) own registered trademarks for our Eurokool and Eurospeed and Europhone brands. Our “Eugro” mark has been in use by our Europhone subsidiary since 2006 and is owned by Mr. Koutsobinas, our CEO, however, we have not filed for trademark protection for this or similar brand names. Our success depends in part upon our ability to protect our trademarks, service mark, and trade secrets. Effective trademark, service mark, and trade secret protection may not be available in every country in which the our products and services are made available, and thus, the steps that we take may be inadequate to protect our rights. In addition, no assurance can be made that our marks will not conflict with marks already used by others. If we are unable to use our marks we will be adversely affected.

We currently hold the Internet domain name “www.icttechnologies.com”, “www.EurophoneUSA.com”, “www.GoEurospeed.com” and “www.Eurokool.com”. We also have the rights to use the “www.Eugro.com” domain name which is owned by our current C.E.O. Vasilios Koutsobinas.

We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of its trademarks and other proprietary rights. In addition, no assurance can be made that we will be granted trademark or trade name rights to the “Eugro World Sim” marks or, that such mark does not conflict with existing marks of other persons, if any.

We have entered into confidentiality and assignment agreements with its employees and contractors, and non-disclosure agreements with parties with whom the Company conducts business. In addition, we negotiate confidentiality and non-circuvent provisions in our distribution agreements to the extent possible. We do this in order to limit access to and prevent disclosure of our proprietary information or to prevent overlap of rights among our distributors and future distributors and with ourselves. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient.

Item 2. Description of Property

We occupy 2,840 square feet of office space at 181 Westchester Avenue, Port Chester, New York 10573 which we sublease on a pass-through basis from Olympic Telecom, Inc., an entity owned by Mr. Vasilios Koutsobinas, our Chief Executive Officer and majority stockholder. The annual rental is $41,448 for 2006 and increased to $44,278 for 2007. The lease is a five year lease, with a five year option to extend with 3% per annum rate increases and initially expires January 31, 2009. We do not currently have renters or casualty insurance on this property, but do not believe that it is necessary as we do not maintain valuable assets at this location and do not own the property itself. We have no present plans to lease additional space unless and until, our operations increase.

Item 3. Legal Proceedings

The company recently obtained dismissals from certain claims and releases terminating all active litigation with the company, as follows.

On or about May 30, 2006, an action was commenced against certain officers of the Company entitled Robert P. Rowe, Jr. against Vasilios Koutsobinas and Andrew Eracleous, New York County Index No. 601899/06. The action asserted causes of action for breach of contract in connection with a consulting contract, negligence, corporate waste and other claims. On motion by the defendants, the Court dismissed all claims as against Eracleous and all claims against Koutsobinas except the claim for breach of contract. Thereafter, the case was settled by the remaining parties without any admission of liability or wrongdoing, in consideration for $7,867 on or about June 29, 2007. The action has been discontinued with prejudice.

On or about May 30, 2006, an action was commenced against certain officers of the Company entitled Joshua Shainberg on his own behalf and on behalf of all others similarly situated against Vasilios Koutsobinas and Andrew Eracleous, New York County Index No. 601898/06. The action purported to be a shareholders derivative class action by former shareholders of the Company and alleged causes of action for negligence, dereliction of duty and conflict of interest in. After the action was commenced, Mr. Shainberg removed himself as the named plaintiff and William Gent was substituted in his place. This action has also been dismissed by the Court in its entirety with prejudice.

In addition, Joshua Shainberg and William Gent general executed releases of all potential other claims against the Company, its principals, agents, employee, representatives, etc., including, but not limited to, Vasilios Koutsobinas, Andrew Eracleous and Anna Aspras on June 29, 2007 for $29,267.

On or about June 13, 2006, an action was commenced against the Company and certain of its officers entitled Virtual Resources, Inc. and Dennis C. Hayes against ICT Technologies, Vasilios Koutsobinas and Andrew Eracleous, New York County Index No. 602073/06. The action asserted causes of action for breach of contract negligence, corporate waste and other claims. The Court dismissed all claims as against Koutsobinas and Eracleous, as well as all claims against the Company except breach of contract. Thereafter, this case was settled by the remaining parties without any admission of liability or wrongdoing, and the action has been discontinued with prejudice on June 29, 2007 in consideration for $7,866.

Crossroad Management, LLC filed a suit against our subsidiary, Europhone USA, Inc., in the Municipal Court of Elmsford, New York for unpaid rent, interest and real estate tax escalations in 2004 in the amount of $56,347 which amount is included in the accounts payable and accrued expenses in the accompanying consolidated balance sheet as of December 31, 2006. We have not received any pleadings on this matter since initiation of this suit.

In May 2007, ICTT and Eurospeed satisfied our previous outstanding New York State Payroll Tax obligations. We are also attempting to settle certain outstanding tax liabilities with the United States Internal Revenue Service relating to payroll withholding taxes. The IRS claims that total liabilities equal $334,787 as of December 31, 2006. $75,000 has been paid to the IRS in 2006.

There are no other material legal proceedings pending or, to its knowledge, threatened against ICT Technologies.

Item 4. Submission of Matters to a Vote of Security Holders

During 2006, no matters were submitted to a vote of the shareholders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

ICT Technologies common stock trades on the “Pink Sheets” under the symbol “ICTT”. Our securities are thinly traded and previous prices are not necessarily indicative of future prices or reflect future sales. Trading in the common stock in the pink sheets has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual broker bids or offer prices and market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. Accordingly, a public market for these securities may not be deemed to exist at all times. The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

Fiscal Years:

	High	Low
2007
June 30, 2007	$0.20	$0.06
March 31, 2007	$0.14	$0.05
2006
December 31, 2006	$0.24	$0.02
September 30, 2006	$0.07	$0.03
June 30, 2006	$0.07	$0.02
March 31, 2006	$0.07	$0.02
2005
December 31, 2005	$1.00	$0.48
September 30, 2005	$0.28	$0.22
June 30, 2005	$1.10	$0.38
March 31, 2005	$1.00	$0.48

As of June 30, 2007, there were approximately 271 record owners of our common stock.

DIVIDEND POLICY

We have never paid cash dividends on our common stock and anticipates that we will retain its earnings, if any, to finance the growth of our business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	-0-	n/a	-0-
Equity compensation plans not approved by security holders (2)	-0-	n/a	-0-

Total	-0-	n/a	-0-

(1)	We do not have any equity compensation plans approved by the security holders.
(2)	We do not have any equity compensation plans not approved by the security holders.

Recent Sales of Unregistered Securities

Between July and September of 2006, we sold an aggregate of 9,773,000 shares of unregistered, restricted common stock, to an aggregate of 14 accredited investors that have a pre-existing business relationship with the company and its executives, at a price of $.05 per share for aggregate gross proceeds of $488,650.

In December of 2006 the Company sold an aggregate of 770,000 shares of unregistered, restricted common stock to 3 investors at a purchase price of $.12 per share for aggregate sales proceeds of $92,000.

Management believes that these sales were exempt from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Regulation D. No sales commissions or finders fees were paid in connection with such sales.

Item 6. Management’s Discussion and Analysis or Plan of Operations

This Annual Report on Form 10-KSB contains forward-looking statements made as of the date hereof. We assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-QSB and Current Reports on Form 8-K, each as amended. See “Forward Looking Statements” in the forepart of this Report for a non-exclusive list of risks and uncertainties that relate to the forward looking statements herein.

The following discussion relates to the results of our operations to date, and our financial condition:

General

The Company is still in its development stage and 2006 makes the first year of revenues from operations relating to our new business sectors. We will need substantial additional capital in order to expand our operations and implement our business plan and we have no commitments for capital.

In 2002, we entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc. and Europhone, Inc., Eurokool and Eurospeed resulting in our assumption of manufacturing and distribution agreements for long distance calling cards and related activities, air conditioning and scooters. We have since expanded and shifted the scope of our business and prospective business to include prepaid calling cards and sim chips as well as cell phones, motorcycles as well as scooters and flat panel televisions in addition to air conditioners. Moreover, we have begun deliveries of scooters and of prepaid calling cards. Our goal has been and continues to be, manufacture of products and maintenance of our “Eugro” and “Euro” brand names.

We are currently located in Port Chester, New York. We are a holding company and our subsidiaries operate or will operate our three core businesses, which include our Europhone business and Eurospeed business and our Eurokool electronics business. Additional information on these businesses can be found in the “Business” section of the report.

We have shifted our focus during 2006 and early 2007 towards rolling out our prepaid mobile plan services and wireless hardware to be placed in the market in 2007. We have entered into various distribution agreements pursuant to which orders of approximately $1.5 Million, have been made by an aggregate of 14 distributors. We are placing additional resources into the marketing of this part of our business as well as our planned sales of flat screen televisions, air conditioners and motorcycles.

We have ordered flat screen televisions of various sizes and qualities, including high definition televisions in 2007. The cost of this order, including all shipping and insurance charges was $11,500,000. We expect to receive these televisions in September 2007. We do not have any commitments as to the sales or distribution of these televisions. The purchase price of these televisions will be funded from orders for distribution.

We plan to purchase the air conditioners and motorcycles from manufacturers that we have contracted with to produce these products which are located in the Peoples Republic of China (“PRC”) and South Korea if sales materialize.

We are purchasing for the U.S. our mobile telephones and for larger cities. We have entered into agreements with cellular phone manufacturers in China to produce these phones for us.

Business Activities

Our revenues in 2006 were $161,348 from the sale of scooters and telecommunications products and services, of which $144,630 was from the sale of motorcycles and scooters and $16,718 was from telecommunications. Our scooters and motorcycles were sold only in Greece, however, we intend to sell these products in the United States and Israel going forward through Eurospeed USA, Inc., an affiliate of Healey Ford of Ansonia, Inc. See our “Business” section, above, for a more detailed description of this business and our related manufacture and distribution agreements.

In 2006, our revenues from telecommunications, cellular phones and air time services produced $16,718 of revenues. Any profits from these sales were reinvested into additional product and inventory.

As a result of our obtaining Eurospeed VIN # from the National Highway Traffic Safety Administration, we plan on assembling our motorcycles and scooters in the U.S.A. by early 2008.

We have reorganized our distribution business into three segments: telecommunications, scooters and motorcycles and electronics.

While we have focused on marketing our Eugro Mobile related products in 2006, we plan on expanding our marketing efforts towards our electronics and motorcycle/scooter brand naming efforts in the United States. Our telecommunications business includes, but is not limited to, the sale of prepaid cellular services, cellular telephones, and long distance telephone service. We have attempted to engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. To date, we have not generated any revenue from this source.

We market prepaid wireless services for both residential and corporate users, that allow users to purchase a designated amount of long distance minutes to make calls from virtually any telephone or country worldwide. The phone card can be used until air time charges and other charges equal the total value of the card. Revenue for these prepaid phone cards is recognized upon receipt of payment for a prepaid card regardless of whether all the time is used as prepaid cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees.

Prepaid Cellular Phone and Sim Chip Manufacturing

Europhone has, as of July 3, 2007, entered into a contract with Hisense Communications Limited of Quindao, China for the purchase by Europhone of dual sim card tri-band cellular phones for our prepaid cellular business, to be sold in the United States, Greece, Cyprus, Spain, the United Kingdom, Bulgaria and Dominican Republic. Our right to sell duel mode cellular phones in these territories becomes exclusive if we are able to sell 20,000 units within 3 months after delivery of our first samples in these countries. This agreement provides that the supplier will provide us with an additional two percent of the total quantity of phones acquired, free of charge, to cover replacement costs and warranties. While we have not begun tests or sales of these products, we believe that these extra phones will be sufficient to cover warranty returns. Under this agreement, we are required to make a 30% down payment for all purchase orders and maintain an irrevocable transferable letter of credit to secure payment of the remaining amount upon receipt. We intend to focus on production of prepaid cellular phones as opposed to standard “carrier” cellular phones.

We acquire our sim chips with our logo on it directly from the long distance cariers, located in Europe which manufactures such chips. Sim chips are difficult to manufacture, requiring specialized plants and skills. If we lose our relationships with these long distance carriers, in addition to the loss of a supplier of calling time, we will lose the chips upon which they are programmed.

Television and Air Conditioning Manufacturing

We have also entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. (“Chigo”) and Guangdong Richvast Company, Limited (“Richvast”). Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the “Chigo” and “Eurokool” brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the “Eurokool” brand name in countries or regions where sales of “Chigo” branded products have already taken place. We have not satisfied as purchase order minimums of 300,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the years ending December 31, 2004, 2005 and 2006, however, ICT Technologies has received verbal assurance from Chigo and Richvast that the minimum purchase requirements will not be enforced for past periods. With regard to the Chigo agreement, we must increase our unit purchases by 50% in each contract year after the first for the duration of the contract. In 2003, we shipped an order of approximately 1,000 units to one additional customer in Greece aggregating $136,000. In 2004 through 2006, no air conditioners were sold, as we had not concentrated our business efforts in this segment. While we intend to begin marketing Eurokool products there can be no assurance that any future sales will occur. We believe that we will have to establish a strong distribution network in order to penetrate the “main stream” electronics retail chains and that we will not be able to compete if we do not do so. We also anticipate that the weakening dollar may cause our prices to increase.

Scooter Manufacturing

Our scooters are manufactured at two factories in China: Qianjian Motorcycle Group, Ltd. and Zhejiang Lingtian Motorcycle Co., Ltd. In 2006 scooter sales into Greece were responsible forapproximately 90% of annual revenues. In 2007, we had been expanding our efforts to sell scooters in the USA, South America and Central America, while expanding our European presence through distributor relationships such as our relationship with Eurospeed U.S.A., Inc.

We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating our market plans for telecommunications products, plasma televisions, air conditioners and motorcycles, developing sources of supply, developing and testing marketing strategy, and expanding the management team to further marketing research and development for our products.

At December 31, 2006, loans payable to related parties were $1,914,842, as compared to loans payable to related parties in 2005 of $1,758,366. This increase in loans in 2005 reflects additional operating capital loaned by affiliates of Mr. Vasilios Koutsobinas, our Chief Executive Officer. These loans are payable on demand.

We have also established lines of credit with the Ponce De Leon Federal Bank. As of December 31, 2006, the balance due on these lines of credit was $254,826. The lines of credit have the personal guarantee of Mr. Koutsobinas, our Chief Executive Officer. The Company has generated sufficient revenues to fund its ongoing operating expenses, or to fund its marketing plans and product development activities.

CRITICAL ACCOUNTING POLICIES

The SEC recently issued disclosure guidance for “critical accounting policies.” The SEC defines critical accounting policies as those accounting policies that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 2 in the consolidated financial statements.

Operations for Years Ended December 31, 2006 compared with December 31, 2005

For the year ended December 31, 2006, the Company generated net sales of $161,348 as compared to $-0- for the year ended December 31, 2005. Revenues increased by $161,348 because of our sales of motor scooters ($144,630) and cell phones ($16,718) in 2006. We intend to expand our focus in these two businesses and have developed multiple distributor relationships for resale of pre-paid mobile hardware and services, as well as establish a distribution relationship with Eurospeed, U.S.A., Inc.

In 2006, motorcycle cost of sales was $135,309 (or approximately 93.6% of motorcycle sales) and cell phone cost of sales was $16,400 (or approximately 98.1% of cell phone sales). We expect cost of sales to increase but to reflect a lower percentage of such sales, if and as sales increase.

Our gross profit for the years ended December 31, 2006 and 2005 aggregated $9,639 and $ 0, respectively, for all categories of revenues. There were no sales of air conditioners in 2006 and 2005.

Our gross profit from the revenues generated from the sale of motor scooters for the year ended December 31, 2006 was $9,321 or 6.4% of motor scooter sales. Our gross profit from the sale of cell phones in 2006 was $318 or 1.9% of cell phone sales.

The Company's selling, general and administrative costs aggregated $370,392 for the year ended December 31, 2006, as compared to $67,643 for the year ended December 31, 2005, representing an increase of $302,749. The increase in expenses was due primarily to increase in the number of employees. We expect our selling, general and administrative expenses to increase substantially if and as our operations grow.

Standby Letter of Credit

On November 2, 2006, Eurospeed received a $250,000 irrevocable standby letter of credit from Naugatuck Valley Savings and Loan, which was posted by Eurospeed U.S.A., Inc. The letter of credit expires on November 2, 2007 and is expected to be used by EUROSPEED to finance the purchase of motorcycles and other transportation vehicles. Nothing has been drawn on this letter of credit yet.

Loans from Executive Officers

To date, our operations have been primarily funded from small capital raises and from loans from our C.E.O. and majority stockholder, Vasilios Koutsobinas. Through December 31, 2006, Mr. Koutsobinas has loaned $1,467,376 to the Company to fund its operations. This loan is payable on demand and does not bear interest. We also funded our operations in 2006 from the private placement of common stock (see above).

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See “Item 2. Description of Property,” above.

The Company subleases its office space in White Plains, New York, from Olympic Telecom, Inc. an entity owned by our Chief Executive Officer, Vasilios Koutsobinas, pursuant to net lease arrangement.

Mr. Koutsobinas has funded our operations and loaned to us $1,467,376 through 2006. This loan is payable on demand and does not bear interest. See “Certain Transactions” below, and “Loans from Executive Officers,” above.

RISK FACTORS

You should carefully consider the risks described below in conjunction with our forward looking statement related risks as set forth in the beginning of this report, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

Risks Relating to Our Company

We are not current with our financial reporting obligations under the Securities Exchange Act of 1934, as amended, which will cause us to have difficulty raising money and we will not be able to apply for listing on the OTC Bulletin Board or any other exchange until we become current on such financial reporting obligations.

We are dependent upon our ability to raise capital to complete our business plan. Our ability to raise capital would be greatly hindered if we are not able to become and remain current with our reporting obligations. Remaining current will depend on our ability to prepare timely file reports. If we do not raise capital, or if we are unable to become listed or remain listed on a United States trading exchange or quotation system, our business will be adversely affected.

Our auditors have expressed doubt as to our ability to continue as a going concern.

Our auditors have expressed serious doubt about our ability to continue operations through 2007 without additional financing. Our revenues are not sufficient to support our operations. To date, we have been able to obtain funding and have met our obligations as a result of stock sales and the contribution of funds by our principal stockholder on an as-needed basis. There is no obligation for the principal stockholder to make any such contribution of funds and there can be no assurance that any funds will be available from such principal stockholder in the future. If in the future we are unsuccessful in attracting new sources of funding, then we will be unable to continue our business. There is no guarantee that we will be able to attract additional necessary equity and/or debt investors. If we are unable to obtain additional funding, we may not be able to continue operations.

We have a history of losses, which may continue and need substantial additional capital in order to develop operations.

The Company incurred net losses from operations of $371,219 for the calendar year ended December 31, 2006. ICT Technologies is a holding company for various distribution subsidiaries. There can be no assurance that ICT Technologies can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than the Company anticipates, or if operating expenses exceed ICT Technologies expectations or cannot be adjusted accordingly, ICT Technologies will continue to incur losses. We will require substantial additional funding to conduct our product development, marketing and manufacturing activities. We may seek to raise further funds through additional debt, convertible debt or equity financings. We have not made arrangements to obtain additional financing and there can be no assurance that we will be able to obtain adequate additional financing, in the future, on acceptable terms, or that any such additional financing would not result in significant dilution of stockholders' interests. If additional financing is not otherwise available, we will be required to modify our business development plans to reduce, or cease certain, or all, of our operations. We estimate that we will need to raise at least $6,000,000 in order to complete our business plan. We intend to allocate capital raised in the following order:

•	$1.5 million towards our telecommunications business and Eugro mobile;
•	$2 million towards marketing, manufacture and sales of flat panel televisions and air conditioners under our Eurokool business; and
•	$2.5 million towards marketing, manufacture and sale of scooters and motorcycles.

Our revenues may not continue to grow or even remain at their current level. We will need to increase our revenues significantly to become profitable. If our revenues do not increase as much as we expect, or if our expenses increase at a greater pace than revenues, we will not achieve profitability. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur additional costs and expenses in 2007 related to:

•	Marketing and advertising related to brand development;
•	Development and improvement of additional products and services; and
•	The hiring of additional personnel.

We owe back payroll taxes and are subject to collection action.

We owe the U.S. Treasury the amount of $334,787 representing unpaid payroll and unemployment taxes and related interest and penalties as of December 31, 2006. These taxes are subject to the collection powers of the Internal Revenue Service and may result in liens and levies against our bank accounts.

In 2006, the Company entered into an installment agreement with the Internal Revenue Service to pay $15,000 a month for ICT Technologies tax liabilities, and $10,000 a month for Eurospeed's tax liabilities that started in the third quarter of 2006.

We have a limited operating history with which to judge our performance

We are an early stage of its development and have modified our business plan and focus several times since 2002. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks and uncertainties we must, among other things, raise substantial capital, implement and execute our business strategy successfully, respond to competitive developments, and attract, integrate, retain, and motivate qualified personnel. There can be no assurance that we will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on our business, results of operations, and financial condition. We have attempted to engage in various businesses in the past, but have not been successful in seeing any of those enterprises to a state of profitability.

The success of our business is dependent on our ability to retain our existing key employees and to add and retain senior officers to our management.

We depend on the services of our existing key employees, in particular, Mr, Koutsobinas. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We cannot be certain that we will be able to hire and retain sufficient personnel to support our business. The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

Failure to achieve and maintain effective internal controls could have a material adverse effect on the trading price of our common stock and our ability to raise capital and could prevent us from being listed in the OTC Bulletin Board or any other exchange or cause our delisting.

We are subject to the reporting obligations of the United States securities laws. The Securities and Exchange Commission, as required by the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies’ internal control over financial reporting in its annual report that contains an assessment by management of the effectiveness of such company’s internal control over financial reporting.

Management may not conclude that our internal control over our financial reporting is effective. Because of various business segments and lack of internal accounting staff, it is possible our internal control will be lacking. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. As a result, any failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, could negatively impact the trading price of our common stock or cause the delisting of our shares from any trading market in which they are on.

We rely on third party relationships for our operations and termination of these relationships will have a materially adverse impact on operations

Our success depends, in part, on its ability to maintain its relationships with manufacturers and distributors of its products. Specifically, our Eurokool and Eurospeed products are manufactured for us economically in China and Korea and our Europhone hardware are manufactured in China. If we lose any of our relationships or if these parties are unable to provide these services, it would cause a disruption of the Company's business. Some of the contracts under which we have obtained distribution rights are subject to termination on short notice, will increase our cost of good and cause us to be unable to fulfill our warranty and supply obligations.

There can be no assurance that suitable replacements could be established for any supply or distribution contract that is terminated, and the loss of any such relationship could materially and adversely affect our business. Additionally, there can be no assurance that any relationship between us and any third party will continue to be beneficial to us. There can also be no guarantee that third parties will continue to produce products in the future that retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company, or that such third party products will not contain defects or errors. We also may experience lost revenues due to a third party's delay in correcting defects in their products or delay in delivering an adequate supply of their products. A resulting loss of market share could also ensue.

Our distribution agreements generally include requirements that we order minimum quantities of products. These minimum order requirements have not been satisfied to date, and although the relevant suppliers have agreed verbally not to enforce such requirements based on past order shortfalls (in some cases, in recognition of the fact that regulatory approvals have not been obtained), there is no assurance that these suppliers will not seek to enforce the minimum purchase requirements in the future. These minimum quantities are substantial, and we have not in the past and do not currently, have the financial resources to satisfy the minimum ordering requirements to which we were subject. Moreover, our distribution agreements generally do not establish any price at which the goods to be supplied thereunder are to be purchased, and we must negotiate prices for each shipment of goods it orders. There is no guarantee that an attractive price negotiated with respect to one shipment will be offered on any subsequent shipment. our limited financial resources and the price risk inherent in its distribution agreements may prevent it from meeting minimum ordering obligations. If that were to occur, we could lose any exclusivity it enjoys under those agreements and could also be subject to claims for contract damages.

Our auditors have expressed substantial doubt in their report on our financial statements about our ability to continue as a going concern.

Our auditors have included an explanatory paragraph in their report on our consolidated financial statements for the year ended December 31, 2006, indicating that there is substantial doubt regarding our ability to continue as a going concern. The financial statements included elsewhere in this current report do not include any adjustments to asset values or recorded liability amounts that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, you may lose your entire investment in our company. We will therefore need immediate additional substantial capital in order to continue to operate. You should carefully consider the risks and uncertainties described below and the other information in this Form 10-KSB.

The markets in which we operate are highly competitive.

We compete with a number of competitors in each of our product lines. By comparison, we are an insignificant participant in each product line. There are a number of established companies within these product lines, virtually all of which are larger and better capitalized and/or have greater personnel resources, and technical expertise than we do. In view of our limited financial and personnel resources, our management believes that it will continue to be at a significant competitive disadvantage compared to some competitors for the foreseeable future. No single competitor dominates the market for any of our products.

Many of the Company's competitors are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater brand recognition, and larger customer bases than we do. Hence, competition from existing or new competitors could reduce our revenues from the sale of its products and services.

We have no insurance coverage. We may be subjected to products liability claims relating to the products we distribute.

We face an inherent risk of exposure to personal injury claims, including product liability claims in the event that the failure of its products results, or is alleged to result, in bodily injury or property damage. We maintain no insurance coverage. There can be no assurance that the Company will not experience any material product liability losses in the future or that it will not incur significant costs to defend such claims. We are not covered by insurance against product liability claims, or other claims and hence we may be liable for any damage caused by products that it distributes. Moreover, such insurance may not be available in the future on terms that are acceptable to us. A successful claim brought against us in excess of any insurance coverage we may have at the time of such a claim may have a material adverse effect on its business.

We Do Not Have A Service Department Or Parts Inventory And Cannot Service Or Manufacture On Our Own

We do not have a service department to service any of the products we distribute, nor do we maintain an inventory of parts. All service and repairs must be provided through the manufacturers warranty. The manufacturers of all goods sold by us are in foreign countries, namely China and South Korea. As a result, we will need to sub-contract service to service centers in the United States. We do not have service arrangements at this time. If we are unable to service parts or develop service agreements, we will not be able to compete with other manufacturers and our sales will be impeded.

The Failure To grow our operations and hire additional qualified employees could have a material adverse effect on our business.

Our efforts at developing, brand naming and creating product lines and distribution networks for our three core business lines places a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

—	Transaction processing methods;
—	Operations and financial systems; and
—	Training and management of employees.

Additionally, we do not currently have an internal accounting staff. The failure to attract and retain the necessary personnel or to effectively manage its employee and operations growth could have a material adverse effect on its business and financial condition.

Risks Relating to Our Securities

Our shares are very thinly traded and we do not anticipate this to change unless we are able to complete our consolidated additional financial statements in accordance with U.S. GAAP and remain current with our reports and succeed in implementing our business plan.

Our common stock is thinly traded on the “Pink Sheet” market system. There can be no assurance that there will be an active market for our shares either now or in the future. The market liquidity will be dependant, among other things, on our ability to complete our consolidated financial statements in accordance with U.S. GAAP, our ability to remain current with our financial reporting requirements under the Securities and Exchange Act of 1934, as amended, and the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. Also, no assurances can be made that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for our stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such common stock as collateral for any loans.

Potential adverse effect of shares eligible for future sale.

The Company has outstanding approximately 98,697,384 shares of Common Stock. Approximately 78,000,000 such shares are subject to an agreement restricting their resale prior to December 2007, but that agreement permits the sale by the parties thereto of an aggregate of 4 million shares per calendar year. No prediction can be made as to the effect, if any, that the availability of such shares for sale will have on the market prices that may be traded on the Pink Sheets (or, if we obtain such listing, the OTC Bulletin Board) or any securities exchange or inter-dealer quotation system on which the Common Stock may be listed. The possibility that substantial amounts of our Common Stock may be sold in the public market may adversely effect the prevailing market prices of our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities. Actual sales or the prospect of future sales of shares of our Common Stock under Rule 144 or otherwise may have a depressive effect upon the price of our Common Stock and the market therefor.

Investors will have no control over activities of the company.

One of our shareholders and Chief Executive Officer, Vasilios Koutsobinas, beneficially owns approximately 78.5% of our common stock. As a practical matter, this person has control of the Company and all of our subsidiaries and will be able to assert significant influence over the election of directors and other matters presented for a vote of stockholders. Investors will not have a voice in management decisions and will exercise very little control.

Our board of directors may issue blank check preferred stock with rights and privileges greater than those of the shares of Common Stock.

Our articles of incorporation authorize the issuance of shares of “blank check” preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 10,000,000 shares of preferred stock (“Preferred Stock”) in the discretion of the board of directors. Such Preferred Stock may be issued upon filing of amended Articles of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

There is no established public trading market for our securities and one may never develop. This could adversely affect the ability of investors in our Company to sell their securities in the public market.

We are currently listed on the Pink Sheets and are not eligible for listing on the OTC Bulletin Board market system until we become current with all of our reports and remain current for a period of time. Even if we do eventually list our securities on the OTC Bulletin Board, we cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of our common stock may be required to retain their shares for an indefinite period of time.

The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than stock exchanges. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the exchanges. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original acquisition price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to future offerings; changes in interest rates; competitive developments,
•	announcements by our competitors; new services or significant contracts and acquisitions;

•	strategic partnerships, joint ventures or capital commitments; variations in quarterly operating results;
•	change in financial estimates by securities analysts; the depth and liquidity of the market for our common stock; and
•	general economic and other national and international conditions.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is currently quoted on the Pink Sheets, and trades below $5.00 per share; therefore, our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share and we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We do not intend to pay dividends in the near future, if at all.

We do not intend to pay any dividends and we do not foresee making any cash distributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any.

Our anticipated cash requirements are significant and we may attempt to raise capital through the issuance of common stock, a series of preferred stock or we may incur debt or issue other securities convertible or exercisable into our stock resulting in dilution of our existing shareholders ’ ownership of the Company.

Because we anticipate our current cash on hand and revenue from operations may not be sufficient to fund our anticipated needs, we may attempt to raise capital through a private offering of securities. The issuance of significant amounts of equity or instruments convertible or exercisable into equity will dilute the ownership interest of our existing stockholders.

Anti-Takeover Effects Of Provisions Of The Certificate Of Incorporation And Delaware General Corporation Law (“DGCL”)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 2006, and the results of its operations and changes in its financial position from January 1, 2006, through December 31, 2006, have been made.

ICT TECHNOLOGIES, INC.

MICHAEL T. STUDER CPA P.C.
18 East Sunrise Highway
Freeport, NY 11520
516-378-1000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ICT Technologies, Inc.

I have audited the accompanying consolidated balance sheet of ICT Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

June 1, 2007 (except as to the second paragraph of Note 10, which is as of July 24, 2007)

ICT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
CURRENT ASSETS
Cash in banks	$72,829
Accounts receivable, less allowance for doubtful accounts of $30,057	172,688
Inventory – Cell phones & Sim cards	46,623
Deposit – Sim cards	76,500
Total current assets	368,640
Property and equipment, less accumulated depreciation of $27,495	40,680
TOTAL ASSETS	$409,320
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdrafts	$34,293
Bank lines of credit	254,826
Accounts payable and accrued expenses	194,825
Payroll taxes and withholdings	416,400
Customers’ deposit	66,560
Loans payable to related parties	1,914,842
Total current liabilities	2,881,746
Total Liabilities	2,881,746
STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; authorized 10,000,000 shares, issued and outstanding 0 shares Common stock, $.001 par value; authorized 200,000,000 shares, issued and outstanding 97,197,384 shares	97,198
Additional paid-in capital	3,270,546
Retained earnings (deficit)	(5,840,170)
Total stockholders’ equity (deficiency)	(2,472,426)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY	$409,320

See notes to consolidated financial statements.

ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005
Revenue:
Motor scooter sales	$144,630	$—
Cell phone sales	16,718	—
Total revenue	161,348	—
Costs and expenses:
Cost of sales	151,709	—
Selling, general and administrative	370,392	67,643
Depreciation	10,466	1,944
Total costs and expenses	532,567	69,587
Net income (loss) from operations	(371,219)	(69,587)
Interest expense	(43,025)	(24,750)
Net income (loss)	$(414,244)	$(94,337)
Earnings (loss) per common share, basic and diluted	$(.00)	$(.00)
Weighted average number of common shares outstanding	91,926,500	86,552,634

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2005 AND 2006

	Common Shares	Amount Stock	Common Stock Subscribed	Additional Paid-in Capital	Retained Earning (Deficit)	Total
Balance at January 1, 2005	86,450,884	$86,451	$3,906	$2,645,462	$(5,331,589)	$(2,595,770)
Common stock subscribed			(3,906)	3,906
Sale of common stock	57,000	57		14,193		14,250
Shares issued in settlement of liability	60,000	60		14,940		15,000
Shares issued for services	86,500	87		21,538		21,625
Net loss for year ended Dec. 31, 2005					(94,337)	(94,337)
Balance at December 31, 2005	86,654,384	86,655		2,700,039	(5,425,926)	(2,639,232)
Sale of common stock	10,543,000	10,543		570,507		581,050
Net loss for the year ended December 31, 2006					(414,244)	(414,244)
Balance at December 31, 2006	97,197,384	$97,198		$3,270,546	$(5,840,170)	$(2,472,426)

See notes to consolidated financial statements.

ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$(414,244)	$(94,337)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,466	1,944
Common stock for services	—	21,625
Changes in operating assets and liabilities:
Receivables	(142,630)	30,057
Inventory	(15,487)	—
Deposit	(64,900)	—
Bank overdraft	(63)	293
Accounts payable and accrued expenses	72,719	(76,401)
Payroll taxes and withholdings	(59,412)	(44,573)
Net cash provided by (used in) operating activities	(613,551)	(161,392)
INVESTING ACTIVITIES
Capital expenditures	(51,146)	—
Net cash used in investing activities	(51,146)	—
FINANCING ACTIVITIES
Proceeds from sale of common stock	581,050	14,250
Loans payable to related parties	156,476	141,710
Bank lines of credit	—	852
Net cash provided by financing activities	737,526	156,812
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,829	(4,580)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	4,580
CASH AND CASH EQUIVALENTS, END OF YEAR	$72,829	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Shares issued in settlement of liability	$—	$15,000
Shares issued for services	$—	$21,625

See notes to consolidated financial statements.

ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1. Organization and Business Operations

ICT Technologies, Inc. (“ICTT”) was incorporated in Delaware on May 27, 1999. ICTT has five wholly owned subsidiaries; Europhone USA, Inc. (“FONE1”), a New York corporation incorporated on March 17, 2000; Europhone Inc. (“FONE2”), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. (“EUROSPEED”), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. (“EUROKOOL”), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC (“EUROFONE”), a New York limited liability company formed on August 2, 2002.

ICTT and its subsidiaries (collectively, the “Company”) operate from their offices in Port Chester, New York. ICTT acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties. In 2005, the Company had no business operations. In 2006, there were sales of motor scooters and cell phones.

2. Summary of Significant Accounting Policies

Principles of consolidation — The consolidated financial statements include the accounts of ICTT and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation — The consolidated Financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced net losses since inception of $5,840,170 and at December 31, 2006, the Company had a working capital deficiency of $2,513,106 and a stockholders' deficiency of $2,472,426. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing through sales of its common stock and has entered into certain supply and distribution agreements (see note 8) to generate profitable operations. However, there is no assurance that the Company will be successful in achieving these objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In 2005, selling, general and administrative expenses were reduced by $136,419 for adjustments to certain liability account balances resulting from vendor settlements and changes in estimated amounts due.

Revenue recognition — The Company recognizes revenues in the period in which products are shipped to customers under a fixed and determinable amount arrangement with collectibility reasonably assured.

Fair value of financial instruments — The carrying value of the Company's financial instruments, consisting of cash in banks, accounts receivable, bank overdrafts, bank lines of credit, accounts payable and accrued expenses, payroll taxes and withholdings, and loans payable to related parties, approximate their fair values considering their short term nature and respective interest rates.

Cash and cash equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventories — Inventories are carried at the lower of cost (first-in, first-out method) or market. Property and equipment — Property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred, Expenditures for major renewals, replacements and

ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

2. Summary of Significant Accounting Policies  – (continued)

betterments are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized.

Impairment of long-lived assets — The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the assets will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced.

Stock-based compensation — Shares issued for services are expensed at the estimated fair value of the shares issued at the date of issuance. No stock options have been issued or are outstanding.

Income taxes — Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred income tax assets when management has not yet determined that future realization is more likely than not.

Earnings (loss) per common share — Basic and diluted earnings (loss) per common share is calculated based upon the weighted average number of common shares outstanding. The Company did not have any common stock equivalents (such as stock options or convertible securities) outstanding during the periods presented.

3. Bank Overdrafts

At December 31, 2006, bank overdrafts (inactive status) consisted of:

ICTT bank account overdraft facility	$1,698
FONE1 bank account overdraft facility	32,595
Total	$34,293

The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by ICTT's chief executive officer.

4. Bank Lines of Credit

At December 31, 2006, bank lines of credit (inactive status) consisted of:

ICTT line of credit account	$17,069
ICTT line of credit account	16,279
FONE1 line of credit account	210,422
FONE1 line of credit account	11,056
Total	$254,826

The lines of credit provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by ICTT’s chief executive officer.

ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

5. Payroll Taxes and Withholdings

At December 31, 2006, payroll taxes and withholdings consisted of:

	ICTT	EUROSPEED	Total
Federal	$203,779	$131,008	$334,787
New York State	10,924	29,052	39,976
New York State unemployment insurance	5,746	11,033	16,779
Workers’ Compensation Board	8,509	16,349	24,858
Total	$228,958	$187,442	$416,400

The balances represent unpaid payroll taxes and withholdings for periods from October 2002 to December 2004 and estimated interest and penalties to December 31, 2006.

On August 14, 2006, the Internal Revenue Service advised ICTT that its federal liability was $225,065 and approved ICTT's request to pay this liability in monthly installments of $15,000 commencing on September 20, 2006. On August 15, 2006, the Internal Revenue Service advised EUROSPEED that its federal liability was $84,557 and approved EUROSPEED's request to pay this liability in monthly installments of $10,000 commencing on September 20, 2006. In September 2006, October 2006, and November 2006, monthly installments totaling $75,000 were paid by the Company. From December 2005 to June 1, 2007, ICTT and EUROSPEED failed to pay any additional required monthly installments.

In September 2006, the New York State Tax Compliance Division verbally approved ICTT and EUROSPEED's request to pay their New York State liability $5,000 each in September 2006 and $1,000 per month each commencing in October 2006. On March 9, 2007, ICTT and Speed paid off the then entire outstanding balance due.

On October 4, 2006, the New York State Department of Labor advised ICTT and EUROSPEED that their New York State unemployment insurance liability was $12,941 and $10,280 respectively, and approved their deferred payment plan requests to pay their liabilities in monthly installments of $941 and $750 respectively, commencing on October 25, 2006 after down payments of $2,824 and $2,249 respectively.

On October 6, 2006, the Workers' Compensation Board advised EUROSPEED that its liability was $17,680 and approved its request to pay this liability in monthly installments of $491 commencing on October 20, 2006.

6. Loans Payable to Related Parties

At December 31, 2006, loans payable to related parties consisted of:

Due chief executive officer	$1,467,376
Due chief financial officer	241,446
Due Olympic Telecom, Inc. (“OTI”), a corporation controlled by the chief executive officer	185,656
Due son of chief executive officer	20,364
Total	$1,914,842

The loans payable to related parties do not bear interest and are due on demand.

ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

7. Income Taxes

ICTT files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.

For the years ended December 31, 2006 and 2005, the provision for (benefit from) income taxes consisted of:

	2006	2005
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(128,484)	(29,260)
State	(36,350)	(8,278)
Valuation allowance	164,834	37,538
Total	$—	$—

A reconciliation of the U.S. federal statutory tax rate to the effective rates reported for the years ended December 31, 2006 and 2005 follows:

	2006	2005
Federal statutory tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.8	5.8
Change in valuation allowance	(39.9)	(39.8)
Effective income tax rate	0.0%	0.0%

At December 31, 2006, the deferred income tax asset consisted of:

Net operating loss carryforward	$1,710,162
Valuation allowance	(1,710,162)
Deferred tax asset	$—

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $1,710,162 attributable to the future utilization of the net operating loss carryforward of $4,297,753 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $49,162 in 2020; $55,431 in 2021, $1,115,296 in 2022; $1,734,552 in 2023; $834,731 in 2024; $94,337 in 2025; and, $414,244 in 2026.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

8. Commitments and Contingencies

Lease

ICTT rents its office facilities in Port Chester, New York under a sub lease agreement with OTI, a corporation controlled by ICTT's chief executive officer. The term of the sub lease agreement, which as amended provides for monthly rents ranging from $ 3,360 to $3,886, is February 1, 2005 to January 31, 2009. Rent expense for the years ended December 31, 2006 and 2005 was $41,448 and $34,419, respectively. At December 31, 2006, future minimum lease payments under non-cancellable operating leases are:

2007	$44,278
2008	46,450
2009	3,886
Total	$94,614

Manufacturing and Distribution Agreement

Pursuant to an agreement effective October 18, 2006 between a Chinese corporation (the “OEM Manufacturer”), a New Jersey corporation (the “Worldwide Importer and Distributor”), and EUROSPEED (the “USA Distributor”), EUROSPEED was appointed exclusive distributor in North America of motorcycles and other transportation vehicles manufactured and sold by the Manufacturer and the Importer under trade names “EuroSpeed” and EuroStrada.” The term of the agreement is five years from October 18, 2006 to October 17, 2011. The agreement is automatically renewed for an additional five years to October 17, 2016 unless either party gives 90 days prior written notice at the end of any two year period. If EUROSPEED purchases less than the minimum purchase quantities (25,000 units in year 1, 30,000 units in year 2, and an amount to be determined in year 3), Manufacturer and Importer have the right to terminate the agreement.

Exclusive Distribution Agreement

Pursuant to an agreement dated May 19, 2006, EUROSPEED appointed an Exclusive Distributor in North America and Israel of motorcycles and other transportation vehicles under the trade names “EuroSpeed” and “EuroStrada.” The term of the agreement is five years from May 19, 2006 to May 18, 2011. The agreement is automatically renewed for an additional five years to May 18, 2016 unless either party gives 90 days prior written notice of election to terminate the agreement. If the Distributor purchases less than the minimum purchase quantities (25,000 vehicles in the first 18 months, 30,000 vehicles in year 2, and 50,000 vehicles in year 3), EUROSPEED has the right to terminate the agreement.

Standby Letter of Credit

On November 2, 2006, EUROSPEED received a $250,000 irrevocable standby letter of credit from a bank. The letter of credit expires on November 2, 2007 and is expected to be used by EUROSPEED to finance the purchase of motorcycles and other transportation vehicles.

Litigation

On June 13, 2006, an action was commenced against ICTT and certain of its officers by an alleged former consultant to the Company. The complaint alleged non-payment of consulting fees and sought compensatory damages of $192,500 and exemplary and punitive damages of $5,000,000. At December 31, 2006, the outcome of the litigation was uncertain and no loss accrual was recorded. On June 29, 2007 (see Note 10), this litigation was settled.

ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

9. Segment Information

In 2006, approximately 81% of the total revenue was derived from one motor scooter customer located in Greece.

10. Subsequent Events

On January 12, 2007, the Company sold a total of 1,500,000 shares of common stock to two investors at a price of $0.10 per share and received gross proceeds of $150,000.

On June 29, 2007, the litigation described in Note 8 was settled in accordance with a settlement agreement, pursuant to which the Company paid $45,000 to the plaintiffs in exchange for full releases. The $45,000 will be expensed in the three months ended June 30, 2007.

[End of Audited Financial Statements]

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of May 2007, we do not have a full time internal financial reporting staff and believe that our operations do necessitate such. Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Principal Executive Officer and Principal Financial Officer has concluded that, other than our reports that we file or submit under the Exchange Act being recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our Principal Executive Officer and Principal Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act

The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

Name	Age	Position
Vasilios Koutsobinas	53	Chairman, Chief Executive Officer
Cheng G. Cheng	57	President, Director (Resigned December 2006)
Aris Constandinidies	61	President (Appointed July 19, 2007)
Andrew Eracleous	78	Chief Financial Officer, Director
Paul Kotrotsios	51	Director
Georgia Dumas	39	Director

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

Aris Constandinidies has been appointed is President of the Company on July 19, 2007. Prior to that and since 1985 he had founded and was President of, Quintex Communications (QC) an Audiovox Corporation subsidiary. QC was a master Agent for Nynex Mobile. In 2005 with the sale of Audiovox Communications Corp. (ACC) to UTStarcom Inc. , QC was part of the sale and he still was President of the QC. Between 1974 and 1985 he held various position, namely a Senior Auditor for CPC International/Best Foods, in Englewood Cliffs, NJ, and founded and operated Constant Sound Inc. a mobile electronics distributor located in St. James, NY. Between 1970 through 1974 Aris Constandinidies was a Senior Accountant in the audit department of Price Waterhouse’s New York office. Mr. Constandinidies received a B.S. in accounting from the New York institute of Technology in 1970 and an MBA from Pace University in 1985.

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

Georgia Dumas is presently the Director of Operations of Global Star LLC of Hasbrouck Heights in New Jersey for eight years. She manages all functions related to business development, operations, production, marketing and distribution of Greek television and radio services. She have had extensive experience in the media and publication industries. She studied in New York University and obtained her Bachelor of Science degree in International Marketing and Economics from William Paterson University of New Jersey.

Cheng G. Cheng has been the President and a Director of ICT Technologies, Inc. since September 27, 2005. Mr. Cheng have had extensive experience in computer hardware and communications industry having served in various positions with Giga-Byte Communications, A T & T Corp., Bell Laboratories, etc. Mr. Cheng resigned from all positions with the Company in December of 2006.

Board of Directors Committee

We do not currently have a standing audit, nominating or compensation committee of the Board of Directors, or any committee performing similar functions. Our Chairman of the Board, Vasilios Koutsobinas and our remaining directors, perform the functions of audit, nominating and compensation committees and also participate in the consideration of Director nominees. When additional members of the Board of Directors are appointed or elected, we will consider creating audit, compensation and nominating committees. In addition, because we are not an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, we are not required to have an audit committee. Although we hope to have an audit committee established at some time in the near future, we have not done so yet.

Since we have not established such a committee, we have not identified any member of such a committee as a financial expert.

Advisory Board

We do not currently have an Advisory Board.

Director Independence

Our current directors are not considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934 or by any national securities association registered pursuant to Section 15A(a) of the Securities Exchange Act of 1934.

Meetings of Our Board of Directors

Our Board of Directors took action by written consent in lieu of meeting four times during the 2006 fiscal year and did not hold regular meetings.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B. However, we intend to adopt a code of ethics in 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Since January 1, 2006, the following reports under Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) were not filed or were not timely filed by officers, directors or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act: To the Company's knowledge, no officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to January 1, 2006.

Item 10. Executive Compensation

The following Summary Compensation Table sets forth, for the three years ended December 31, 2006, the compensation for services in all capacities earned by all persons serving as the Company's Chief

Executive Officer during 2005 and each other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 in 2006 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Compensation	Other Compensation
Vasilios Koutsobinas Chief Executive Officer	2006 2005 2004	$25,800 $-0- $-0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
George G. Cheng President	2006	$-0-	-0-	-0-	-0-
Andrew Eracleous Chief Financial Officer	2006 2005 2004	$-0- $-0- $32,730	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

ICT Technologies does not maintain a stock option program, has granted no restricted stock awards and maintains no long-term incentive programs. None of the named Executive Officers has a written employment contract with ICT Technologies.

DIRECTOR COMPENSATION

There was a $4,000 payment to two directors in 2006. We do not pay set salaries to directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information, as of June 30, 2007, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class Beneficially Owned
Vasilios Koutsobinas	77,481,675	78.5%
Cheng G. Cheng	225,500	.2%
Andrew Eracleous	939,500	1.0%
Aris Constandinidies		*
Paul Kotrotsios		*
Georgia Dumas		*

All executive officers and directors as a group:

3 persons	78,646,675	79.7%

(1)	Beneficial ownership has been determined pursuant to Rule 13-d under the Exchange Act.

ICT Technologies does not maintain any equity incentive compensation plans.

Item 12. Certain Relationships and Related Transactions

Since the closing of the 2002 Transaction, the working capital requirements of ICT Technologies have been satisfied almost entirely through loans from Mr. Vasilios Koutsobinas, the chief executive officer and principal stockholder of ICT Technologies, Inc. This indebtedness, which is payable on demand, totaled $1,467,376 at December 31, 2006 and does not bear interest.

The Company rents its office facilities in Port Chester, New York under a sub lease agreement with Olympic Telecom, Inc., a corporation controlled by the Company's chief executive officer. The term of the sub lease agreement, which as amended provides for monthly rents ranging from $3,360 to $3,886, is February 1, 2005 to January 31, 2009.

In February, 2005, Joshua Shainberg, then President of the Company, transferred by gift 4,000,000 shares of the Company's common stock to an allegedly charitable organization. Mr. Koutsobinas has not, at the date of this report, chosen to waive the provisions of the agreement between himself and Shainberg limiting transfers. ICT Technologies- Joshua Shainberg received a fax on July 4, 2005 in its office from Adil Kharzous of Fine Invest United GmbH, Karl-Rudolf-Strasse 174, 40215 Dusseldorf, Germany that mentioned, among other things, that they worked for ICT Technologies, Inc or a shareholder in ICT to sell shares to German clients. They raised Euro 500,000, half of that belongs to our sales agent Mr. Bobby. His clients “got” shares of ICTT Technologies at the Berlin and Frankfurt Stock Exchange. They “got” not the total commission of their work. There is a difference of Euro 33,000 for this sales agent and his sales people. So they are requesting to send the open amount of their work they have done for the shareholder in the company. The board of directors had not authorized this solicitation in Germany.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits are listed on the Index to Exhibits at the end of this Report. The exhibits required by Item 601 of Regulation S-B, listed on such Index in response to this Item, are incorporated herein by reference.

(b) No reports on Form 8-K were filed during the fourth quarter ended December 31, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The audit fees relating to years ended December 31, 2006 and 2005 were $20,000 and $41,332, respectively. All services provided by the principal accountants were approved by the Board of Directors.

Audit-Related Fees

The Audit-related fees relating to years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Tax fees

Fees relating to years ended December 31,2006 and 2005 for tax services were $0 and $0, respectively.

All other Fees

There were no other fees for 2006 or 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, ICT Technologies has duly caused this financial report on Form 10-KSB for the year ended on December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT TECHNOLOGIES, INC.

July 24, 2007	/s/ Vasilios Koutsobinas Vasilios Koutsobinas Chief Executive Officer, Director (Principal Executive Officer
July 24, 2007	/s/ Andrew Eracleous Andrew Eracleous Chief Financial Officer, Director (Principal Financial and Accounting Officer)

Exhibits

Number	Description of Exhibits
3.1	Certificate of Amendment of Certificate of Incorporation of ICT Technologies, Inc.*
3.2	Bylaws of ICT Technologies, Inc.**
10.1	Amended and Restated Share Acquisition and Voting Agreement dated as of May 9, 2002 and executed April 30, 2003 by and among Europhone USA, Inc., Vasilios Koutsobinas and Joshua Shainberg***
10.2	Amendment to the Amended and Restated Share Acquisition and Voting Agreement***
10.3	Agreement with Parallel No Limit, Inc. ****
21	List of Subsidiaries.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act.
32	Certification of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Exhibit 3(iii) from the Company's Form 10-KSB for the annual period ended December 31, 2001, filed on April 29, 2002.
**	Incorporated by reference from the Company's Form 10-SB12G, filed with the Securities and Exchange Commission on March 6, 2000.
***	Incorporated by reference to Exhibit 10.1 from the Company's Form 8-K/A, dated May 9, 2002.
****	Incorporated by reference to Exhibit 10.1 from the Company's Form 8-K, dated April 23, 2007.