Form 10QSB
period 2007-03-31
ICT TECHNOLOGIES INC
filed 2007-08-16
CIK 1005663

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the three months period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, to March 31, 2007

ICT Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware 13-4070586
(State or other jurisdiction) (IRS Employer Identification No.)
of incorporation or organization   13-4070586

ICT Technologies, Inc.
181 Westchester Avenue, Port Chester, NY 10573
(914) 937-3900

(Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.001, 99,697,384 shares outstanding as of March 31, 2007 Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]


				ICT TECHNOLOGIES, INC.
			  	  TABLE OF CONTENTS


Special Note Regarding Forward Looking Information....................2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)..............................2
        Notes to Financial Statements.................................5
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................10
Item 3. Controls and Procedures......................................14

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

SIGNATURES........................................................16-18


QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
In addition, we do not undertake hereby any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report. Descriptions of our suppliers and their operations contained herein are taken in part from corporate web sites and other sources that are believed to be accurate but as to which we cannot guarantee accuracy.

Part I - Financial Information
							     Page
Item 1 - Financial Statements

Consolidated Balance Sheet as of March 31, 2007 (unaudited)
     and December 31, 2006 (audited)                          F-1

Consolidated Statements of Operations for the three months
     ended March 31, 2007 and March 31, 2006 (unaudited)      F-2

Consolidated Statements of Changes in Stockholders' Equity
     for the three months ended March 31, 2007 (unaudited)    F-3

Consolidated Statements of Cash Flows for the three months
     ended March 31, 2007 and March 31, 2006 (unaudited)      F-4

Notes to Consolidated Financial Statements                    F-5


                                        F-1

                      ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                       March 31, 2007     December 31, 2006
ASSETS                                   (Unaudited)          (Audited)

CURRENT ASSETS
Cash in banks                           $     1,161        $        72,829
Accounts receivable, less allowance                                      -
  for doubtful accounts of $ 30,057          40,480                172,688
  and $30,057, respectively
Inventories                                 228,476                 46,623
Deposit - Sim cards                          43,644                 76,500

     Total current assets                   313,761                368,640

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of
   $ 32,633 and $ 27,495, respectively       39,500                 40,680


        TOTAL ASSETS                   $    353,261       $        409,320

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Bank overdrafts                    $     34,293       $         34,293
    Bank lines of credit                    254,826                254,826
    Accounts payable and accrued expenses    80,299                194,825
    Payroll taxes and withholdings          439,757                416,400
    Customers' deposit                       54,960                 66,560
    Loans payable to related parties      1,916,243              1,914,842

     Total current liabilities            2,780,378              2,881,746

     Total liabilities                    2,780,378              2,881,746

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; authorized
10,000,000 shares, issued and outstanding
0 shares
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
99,697,384 and 97,197,384 shares,
   respectively                              99,698                 97,198
Additional paid-in capital                3,548,046              3,270,546
Retained earnings (deficit)              (6,074,861)            (5,840,170)

     Total stockholders' equity
        (deficiency)                     (2,427,117)            (2,472,426)

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY)             $   353,261        $       409,320

The accompanying notes are an integral part of this statement.



                                    F-2

                 ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the three months  For the three months
                                     ended March 31, 2007  ended March 31, 2006
                                            (Unaudited)          (Unaudited)
Revenue:
Cell phones                      	  $       17,996       $          -
Sim cards                                          1,400                  -
Olive oil                                             50                  -

          Total revenue                           19,446                  -

Cost and expenses:
Cost of sales                                     17,734
Selling, general and administrative              219,052             14,466
Depreciation                                       5,138                  -
Total costs and expenses                         241,924             14,466

Income(loss) from operations                   ( 222,478)         (  14,466)

Interest expense                               (  12,213)         (  11,796)

Net income (loss)                         $    ( 234,691)      $  (  26,262)

Basic and diluted earnings (loss) per common
 share                                      $       (.00)       $      (.00)

Weighted average shares outstanding, basic
  and diluted                                 98,447,384         86,552,634

The accompanying notes are an integral part of these statements.


                                   F-3

               ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (UNAUDITED)

                                       Additional    Retained
                     Common Stock      Paid-in      Earning
                   Shares    Amount    Capital      (Deficit)      Total
Balance at
January 1,
2007             97,197,384  $97,198  $3,270,546  $(5,840,170) $(2,472,426)

Sale of common
 stock            2,500,000    2,500     277,500                   280,000

Net loss for the
three months
ended March 31,
2007                                               (  234,691)     234,691)
Balance at
March 31, 2007   99,697,384  $99,698  $3,548,046  $(6,074,861) $(2,427,117)


The accompanying notes are an integral part of this statement.

                                    F-4

                  ICT TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the three months ended
                                           March 31, 2007   March 31, 2006
                                              (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
Net income(loss)                           $ (   234,691)  $ (    26,262)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
Depreciation                                       5,138               -

Changes in operating assets and liabilities:

Accounts receivable, net                         132,208               -
Inventories                                  (   181,853)              -
Deposit                                           32,856               -
Accounts payable and accrued expenses        (   114,526)      (   37,110)
Payroll taxes and withholdings                    23,357           11,734
Customers' deposit                           (    11,600)               -

Net cash provided by (used in) by operating
   activities                                (   349,111)      (   51,638)

INVESTING ACTIVITIES
Property and equipment additions             (     3,958)               -

Net cash provided by (used in) investing
    activities                               (     3,958)               -

FINANCING ACTIVITIES
Increase (decrease) in bank overdraft                  -       (    1,760)
Increase in loans payable to related parties	   1,401           53,398
Proceeds from sale of common stock               280,000                -

Net cash provided by (used in) financing
   activities                                    281,401           51,638

NET INCREASE(DECREASE) IN CASH               (    71,668)               -

CASH, BEGINNING OF PERIOD                         72,829                -

CASH, END OF PERIOD                        $       1,161      $         -


The accompanying notes are an integral part of these statements


                                     F- 5

                  ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                              March 31, 2007
                                (UNAUDITED)


1. Organization and Business Operations

ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. ICTT has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on
February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

ICTT and its subsidiaries (collectively, the ("Company") operate from their offices in Port Chester, New York. ICTT acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.

2. Interim Financial Statements

The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

3. Inventories consisted of:

                                            March 31, 2007  December 31, 2006
                                              (Unaudited)

	Cell phones			     $   121,782        $   44,523
	Sim cards                                 62,100             2,100
	Olive oil                                 44,594                 -

  		Total                        $   228,476        $   46,623

4. Bank Overdrafts

At March 31, 2007, bank overdrafts (inactive status) consisted of:

	ICTT bank account overdraft facility	 	$	1,698
	FONE1 bank account overdraft facility	 	       32,595

	Total	 					$      34,293

The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by ICTT's chief executive officer.

5. Bank Lines of Credit

At March 31, 2007, bank lines of credit (inactive status) consisted of:

	ICTT line of credit account	 	$	17,069
	ICTT line of credit account	 	 	16,279
	FONE1 line of credit account	 	       210,422
	FONE1 line of credit account	 	 	11,056

	Total	 				$      254,826

The lines of credit provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by ICTT's chief executive officer.

6. Payroll Taxes and Withholdings

At March 31, 2007, payroll taxes and withholdings consisted of:

  	 				ICTT	 	EUROSPEED	Total

Federal   	 	 	     $ 230,748	        $ 134,277    $ 365,025
New York State 	 		        18,647             18,778       37,425
New York State unemployment insurance    5,450              8,473       13,923
Workers' Compensation Board              7,911             15,473       23,384

Total	                             $ 262,756          $ 177,001    $ 439,757

The balances represent unpaid payroll taxes and withholdings for periods from October 2002 to December 2004 and estimated interest and penalties to March 31, 2007.

7. Loans Payable to Related Parties

At March 31, 2007, loans payable to related parties consisted of:

Due chief executive officer	 		$ 1,439,496
Due chief financial officer	 	 	    241,446
Due Olympic Telecom, Inc. ("OTI"), a corporation
  controlled by the chief executive officer	    224,337
Due son of chief executive officer	 	     10,964

Total	 				        $ 1,916,243

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

Manufacturing and Distribution Agreement

Pursuant to an agreement effective October 18, 2006 between a Chinese corporation (the "OEM Manufacturer"), a New Jersey corporation (the "Worldwide Importer and Distributor"), and EUROSPEED (the "USA Distributor"), EUROSPEED was appointed exclusive distributor in North America of motorcycles and other transportation vehicles manufactured and sold by the Manufacturer and the Importer under trade names "EuroSpeed" and EuroStrada." The term of the agreement is five years from October 18, 2006 to October 17, 2011. The agreement is automatically renewed for an additional five years to October 17, 2016 unless either party gives 90 days prior written notice at the end of any two year period. If EUROSPEED purchases less than the minimum purchase quantities (25,000 units in year 1, 30,000 units in year 2, and an amount to be determined in year 3), Manufacturer and Importer have the right to terminate the agreement.

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

Litigation

On June 13, 2006, an action was commenced against ICTT and certain of its officers by an alleged former consultant to the Company. The complaint alleged non-payment of consulting fees and sought compensatory damages of $192,500 and exemplary and punitive damages of $5,000,000. At March 31, 2007 the outcome of the litigation was uncertain and no loss accrual was recorded. On June 29, 2007 (see Note 10), this litigation was settled.

9. Segment Information

In the three months ended March 31, 2007, 93% of the total revenue was derived from one customer.

10. Subsequent Events

On June 29, 2007, the litigation described in Note 8 was settled in accordance with a settlement agreement, pursuant to which the Company paid $45,000 to the plaintiffs in exchange for full releases. The $45,000 will be expensed in the three months ended June 30, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-QSB contains forward-looking statements made as of the date hereof. We assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-KSB and Current Reports on Form 8-K, each as amended. See "Forward Looking Statements" in the forepart of this Report for a non-exclusive list of risks and uncertainties that relate to the forward looking statements herein. The following discussion relates to the results of our operations to date, and our financial condition:

General

The Company is still in its development stage and 2007 makes the first year of revenues from operations relating to our new business sectors. We will need substantial additional capital in order to expand our operations and implement our business plan and we have no commitments for capital.

In 2002, we entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc. and Europhone, Inc., Eurokool and Eurospeed resulting in our assumption of manufacturing and distribution agreements for long distance calling cards and related activities, air conditioning and scooters. We have since expanded and shifted the scope of our business and prospective business to include prepaid calling cards and sim chips as well as cell phones, motorcycles as well as scooters and flat panel televisions in addition to air conditioners. Moreover, we have begun deliveries of scooters and of prepaid calling cards. Our goal has been and continues to be, manufacture of products and maintenance of our "Eugro" and "Euro" brand names.

We are currently located in Port Chester, New York. We are a holding company and our subsidiaries operate or will operate our three core businesses, which include our Europhone business and Eurospeed business and our Eurokool electronics business. Additional information on these businesses can be found in the "Business" section of the report.

We have shifted our focus in early 2007 towards rolling out our prepaid mobile plan services and wireless hardware to be placed in the market in 2007. We have entered into various distribution agreements pursuant to which orders of approximately $1.5 Million, have been made by an aggregate of 14 distributors. We are placing additional resources into the marketing of this part of our business as well as our planned sales of flat screen televisions, air conditioners and motorcycles.

We have ordered flat screen televisions of various sizes and qualities, including high definition televisions in 2007. The cost of this order, including all shipping and insurance charges was $11,500,000. We expect to receive these televisions in July 2007. We do not have any commitments as to the sales or distribution of these televisions. The purchase price of these televisions will be funded from orders for distribution.

We plan to purchase the air conditioners and motorcycles from manufacturers that we have contracted with to produce these products which are located in the Peoples Republic of China ("PRC") and South Korea if sales materialize.

We are purchasing for the U.S. our mobile telephones and for larger cities. We have entered into agreements with cellular phone manufacturers in China to produce these phones for us.

Business Activities

Our revenues during the first three months of 2007 were $19,446 from the sale of telecommunications products and services. We expect to sell through Europseed USA, Inc. an affiliate of Healey Ford of Ansonia, Inc. scooters, motorcycles and accessories in the United States and Israel. See our "Business" section, above, for a more detailed description of this business and our related manufacture and distribution agreements.

As a result of our obtaining Eurospeed VIN # from the National Highway Traffic Safety Administration, we plan on assembling our motorcycles and scooters in the U.S.A. by early 2008.

We have reorganized our distribution business into three segments: telecommunications, scooters and motorcycles and electronics.

While we have focused on marketing our Eugro Mobile related products in 007, we plan on expanding our marketing efforts towards our electronics and motorcycle/scooter brand naming efforts in the United States. Our telecommunications business includes, but is not limited to, the sale of prepaid cellular services, cellular telephones, and long distance telephone service. We have attempted to engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. To date, we have not generated any revenue from this source.

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

Prepaid Cellular Phone and Sim Chip Manufacturing

Europhone has, as of July 3, 2007, entered into a contract with Hisense Communications Limited of Quindao, China for the purchase by Europhone of dual sim card tri-band cellular phones for our prepaid cellular business, to be sold in the United States, Greece, Cyprus, Spain, the United Kingdom, Bulgaria and Dominican Republic. Our right to sell dual mode cellular phones in these territories becomes exclusive if we are able to sell 20,000 units within 3 months after delivery of our first samples in these countries. This agreement provides that the supplier will provide us with an additional two percent of the total quantity of phones acquired, free of charge, to cover replacement costs and warranties. While we have not begun tests or sales of these products, we believe that these extra phones will be sufficient to cover warranty returns. Under this agreement, we are required to make a 30% down payment for all purchase orders and maintain an irrevocable and transferable letter of credit to secure payment of the remaining amount upon receipt. We intend to focus on production of prepaid cellular phones as opposed to standard "carrier" cellular phones.

We acquire our sim chips with our logo on it directly from the long distance carriers, located in Europe which manufactures such chips. Sim chips are difficult to manufacture, requiring specialized plants and skills. If we lose our relationships with these long distance carriers, in addition to the loss of a supplier of calling time, we will lose the chips upon which they are programmed.

Television and Air Conditioning Manufacturing

We have also entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and Guangdong Richvast Company, Limited ("Richvast"). Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. We have not satisfied as purchase order minimums of 300,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the years ending December 31, 2004, 2005 and 2006, however, ICT Technologies has received verbal assurance from Chigo and Richvast that the minimum purchase requirements will not be enforced for past periods. With regard to the Chigo agreement, we must increase our unit purchases by 50% in each contract year after the first for the duration of the contract. In 2003, we shipped an order of approximately 1,000 units to one additional customer in Greece aggregating $136,000. In 2004 through 2007, no air conditioners were sold, as we had not concentrated our business efforts in this segment. While we intend to begin marketing Eurokool products there can be no assurance that any future sales will occur. We believe that we will have to establish a strong distribution network in order to penetrate the "main "steam" electronics retail chains and that we will not be able to compete if we do not do so. We also anticipate that the weakening dollar may cause our prices to increase.

Scooter Manufacturing

Our scooters are manufactured at two factories in China: Qianjian Motorcycle Group, Ltd. and Zhejiang Lingtian Motorcycle Co., Ltd.
In 2007, we had been expanding our efforts to sell scooters in the USA, South America and Central America, while expanding our European presence through distributor relationships such as our relationship with Eurospeed U.S.A.,Inc.

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

"EugroGold" Extra Virgin Olive Oil

In early 2007, the Company had established a food division and initiated importation of "EugroGold" Extra Virgin Olive Oil that had been produced and bottled in Crete, Greece. The management believes that this product will generate substantial revenue to augment its sales volume.

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

Results of operations for the three months ended March 31, 2007, as compared with March 31, 2006 are as follows.

             ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                              For the three months  For the three months
                              ended March 31, 2007  ended March 31, 2006
                                    (Unaudited)          (Unaudited)
Revenue:
Cell phones                       $       17,996       $          -
Sim cards                                  1,400                  -
Olive oil                                     50                  -

          Total revenue                   19,446                  -

Cost and expenses:                                                -
Cost of sales                              17,734
Selling, general and administrative       219,052             14,466
Depreciation                                5,138                  -
Total costs and expenses                  241,924             14,466

Income(loss) from operations            ( 222,478)         (  14,466)

Interest expense                        (  12,213)         (  11,796)

Net income (loss)                  $    ( 234,691)      $  (  26,262)


For the three months ended March 31, 2007, the Company generated net sales of $19,446 as compared to $-0- for the same period last year. We intend to expand our focus in all business activities.

Our gross profit for the three months ended March 31, 2007 of $1,712 was generated from sales of cell phones and sim cards.

The Company's selling, general and administrative costs aggregated $219,052 for the three months ended March 31, 2007, as compared to $14,466 for the three months ended March 31, 2006, representing an increase of $204,586. The increase in expenses was due primarily to increase in the number of employees. We expect our selling, general and administrative expenses to increase substantially if and as our operations grow.

The selling, general and administration expenses of $219,052 in 2007 consists of salaries and wages of $109,996, payroll and franchise taxes of $13,425, rent of $12,517, travel of $15,813, entertainment of $10,200, professional fees of $35,000, directors' fees of $6,000, show expenses and advertising of $2,689, dues of $2,583, car and automobile expenses of $2,255, website maintenance of $1,071, telephone of $1,967, health insurance of $1,969, office expenses and supplies of $937 and miscellaneous of $2,630. The Company's selling, general and administrative expenses for the three months ended March 31, 2006 was $14,466 consists of professional fees of $2,890, rent of $11,269, network repair of $150, travel and entertainment of $ 131 and bank charges of $ 26.

At March 31, 2007, loans payable to related parties were $1,916,243.
This increase in loans in 2007 reflects additional operating capital loaned by affiliates of Mr. Vasilios Koutsobinas, our Chief Executive Officer. These loans are payable on demand. We have also established lines of credit with the Ponce De Leon Federal Bank. As of March 31, 2007, the balance due on these lines of credit was $254,826. The lines of credit have the personal guarantee of Mr. Koutsobinas, our Chief Executive Officer.

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

Crossroad Management, LLC filed a suit against our subsidiary, Europhone USA, Inc., in the Municipal Court of Elmsford, New York for unpaid rent, interest and real estate tax escalations in 2004 in the amount of $56,347 which amount is included in the accrued expenses payable in the accompanying consolidated balance sheet as of March 31, 2007.

In July 2007, ICTT and Eurospeed satisfied our previous outstanding New York State Payroll Tax obligations. We are also attempting to settle certain outstanding tax liabilities with the United States Internal Revenue Service relating to payroll withholding taxes. The IRS claims that total liabilities equal $334,787 as of December 31, 2006. $55,000 has been paid to the IRS in 2006.

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


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, ICT Technologies has duly caused this financial report on Form 10-QSB for the quarter ended on March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT TECHNOLOGIES, INC.

	August 13, 2007		/s/Vasilios Koutsobinas
				   Vasilios Koutsobinas
				   Chief Executive Officer,
	 			   Director
				(Principal Executive Officer)




	August 13, 2007		/s/Andrew Eracleous
				   Andrew Eracleous
                            Chief Financial Officer, Director
		        (Principal Financial and Accounting Officer)

 Exhibits



Number	 	Description of Exhibits
3.1	 	Certificate of Amendment of Certificate of Incorporation of
		ICT Technologies, Inc.*
3.2	 	Bylaws of ICT Technologies, Inc.**
10.1	 	Amended and Restated Share Acquisition and Voting Agreement
		dated as of May 9, 2002 and executed April 30, 2003 by and
		among Europhone USA, Inc., Vasilios Koutsobinas and
		Joshua Shainberg***
10.2	 	Amendment to the Amended and Restated Share Acquisition and
		Voting Agreement***
10.3	 	Agreement with Parallel No Limit, Inc. ****
21	 	List of Subsidiaries.
31.1	 	Certification of the Company's Chief Executive Officer
		pursuant to Section 302 of Sarbanes Oxley Act.
31.2	 	Certification of the Company's Chief Financial Officer
		pursuant to Section 302 of Sarbanes Oxley Act.
32	 	Certification of the Company's Chief Executive Officer
		and Chief Financial Officer pursuant to 18 U.S.C. Section
		1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


	*	Incorporated by reference to Exhibit 3(iii) from the
		Company's Form 10-KSB for the annual period ended
		December 31, 2001, filed on April 29, 2002.

	**	Incorporated by reference from the Company's Form
		10-SB12G, filed with the Securities and Exchange
		 Commission on March 6, 2000.

	***	Incorporated by reference to Exhibit 10.1 from the
		Company's Form 8-K/A, dated May 9, 2002.

	****	Incorporated by reference to Exhibit 10.1 from the
		 Company's Form 8-K, dated April 23, 2007.



Exhibit 21

List of Subsidiaries of ICT Technologies, Inc.

Europhone, Inc.

Eurokool, Inc.

Europhone USA, Inc.

Europhone USA LLC

Eurospeed, Inc.


Exhibit 31.1

CERTIFICATIONS OF THE CHIEF EXECUTIVE OFFICER

I, Vasilios Koutsobinas, Chief Executive Officer of ICT Technologies, Inc. certify that:

1. I have reviewed this First Quarter 2007 Report on Form 10-QSB of ICT Technologies, Inc.;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

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




Date: August 13, 2007
				/s/ Vasilios Koutsobinas
 				    Vasilios Koutsobinas
				   Chief Executive Officer


Exhibit 31.2


I, Andrew Eracleous, Chief Financial Officer of ICT Technologies, Inc. certify that:

1. I have reviewed this First Quarter 2007 Report on Form 10-QSB of ICT Technologies, Inc.;

2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report.

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


Date: August 13, 2007
		  	 	/s/ Andrew Eracleous
 				    Andrew Eracleous
				Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the First Quarter 2007 Report of ICT Technologies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 			 	  /s/ Vasilios Koutsobinas
 				Name: Vasilios Koutsobinas
			         Title: Chief Executive Officer


August 13, 2007


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the First Quarter 2007 Report of ICT Technologies, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 			 	/s/ Andrew Eracleous
 			      Name: Andrew Eracleous
			      Title: Chief Financial Officer


August 13, 2007