Form 10QSB
period 2007-06-30
ICT TECHNOLOGIES INC
filed 2007-08-17
CIK 1005663

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the six months period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, to June 30, 2007

ICT Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware 13-4070586
(State or other jurisdiction) (IRS Employer Identification No.)
of incorporation or organization   13-4070586

ICT Technologies, Inc.
181 Westchester Avenue, Port Chester, NY 10573
(914) 937-3900

(Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, par value $0.001, 102,697,384 shares outstanding as of June 30, 2007 Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]


				ICT TECHNOLOGIES, INC.

			  	  TABLE OF CONTENTS


Special Note Regarding Forward Looking Information....................2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)..............................3
        Notes to Financial Statements.................................6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................10
Item 3. Controls and Procedures......................................14

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

SIGNATURES........................................................16-18


QUARTERLY REPORT ON FORM 10QSB FOR ICT TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the six months ended June 30, 2007 discusses financial projections, information or expectations about the products or markets of our Company, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

These risks and uncertainties are described, among other places, in our Annual Report on Form 10-KSB for the year ended December 31, 2006 under "Management's Discussion and Analysis". Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
In addition, we do not undertake hereby any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, readers should keep in mind the risks referenced above and the other cautionary statements in this Six Months Report. Descriptions of our suppliers and their operations contained herein are taken in part from corporate web sites and other sources that are believed to be accurate but as to which we cannot guarantee accuracy.

Part I - Financial Information
							     Page
Item 1 - Financial Statements

Consolidated Balance Sheet as of June 30, 2007 (unaudited)
     and December 31, 2006 (audited)                          F-1

Consolidated Statements of Operations for the six months
     ended June 30, 2007 and June 30, 2006 (unaudited)        F-2

Consolidated Statements of Changes in Stockholders' Equity
     for the six months ended June 30, 2007 (unaudited)       F-3

Consolidated Statements of Cash Flows for the six months
     ended June 30, 2007 and June 30, 2006 (unaudited)        F-4

Notes to Consolidated Financial Statements                    F-5


                                        F-1

                      ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                        June 30, 2007     December 31, 2006
ASSETS                                   (Unaudited)          (Audited)

CURRENT ASSETS
Cash in banks                           $    51,836        $        72,829
Accounts receivable, less allowance                                      -
  for doubtful accounts of $ 30,057          41,008                172,688
  and $30,057, respectively
Inventories                                 269,884                 46,623
Deposits - Sim cards                         40,661                 76,500
         - Portal software                   20,000                      -
         - Chinapack Ningbo motorcycles      12,556                      -

     Total current assets                   435,945                368,640

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of
   $ 37,771 and $ 27,495, respectively       34,361                 40,680


        TOTAL ASSETS                   $    470,306       $        409,320

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Bank overdrafts                    $     34,293       $         34,293
    Bank lines of credit                    254,826                254,826
    Accounts payable and accrued expenses   122,815                194,825
    Payroll taxes and withholdings          396,876                416,400
    Customers' deposit                       61,516                 66,560
    Loans payable to related parties      1,904,335              1,914,842

     Total current liabilities            2,774,661              2,881,746

     Total liabilities                    2,774,661              2,881,746

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; authorized
10,000,000 shares, issued and outstanding
0 shares
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
102,697,384 and 97,197,384 shares,
   respectively                             102,698                 97,198
Additional paid-in capital                3,993,546              3,270,546
Retained earnings (deficit)              (6,400,599)            (5,840,170)

     Total stockholders' equity
        (deficiency)                     (2,304,355)            (2,472,426)

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY)             $   470,306        $       409,320

The accompanying notes are an integral part of this statement.



                                    F-2

                 ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the six months  For the six months
                                     ended June 30, 2007  ended June 30, 2006
                                            (Unaudited)          (Unaudited)
Revenue:
Commission-prepaid cards activation       $       13,617        $         -

Cell phones                      	          18,100                  -
Prepaid cards                                     14,688                  -
Sim cards                                          2,200                  -
Televisions                                        2,400                  -
Olive oil                                            511                  -

          Total revenue                           51,516                  -

Cost and expenses:
Cost of sales                                     35,087                  -
Selling, general and administrative              541,746             26,742
Depreciation                                      10,276                  -
Total costs and expenses                         587,109             26,742

Income(loss) from operations                   ( 535,593)         (  26,742)

Interest expense                               (  24,836)         (  23,341)

Net income (loss)                         $    ( 560,429)      $  (  50,083)

Basic and diluted earnings (loss) per common
 share                                      $       (.00)      $       (.00)

Weighted average shares outstanding, basic
  and diluted                                 99,947,384         86,552,634

The accompanying notes are an integral part of these statements.


                                   F-3

               ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                            (UNAUDITED)

                                       Additional    Retained
                     Common Stock      Paid-in      Earning
                   Shares    Amount    Capital      (Deficit)      Total
Balance at
January 1,
2007             97,197,384  $97,198  $3,270,546  $(5,840,170) $(2,472,426)

Sale of common
 stock            5,500,000    5,500     723,000                   728,500
2472
Net loss for the
six months
ended June 30,
2007                                                (  560,429) (  560,429)
Balance at
June 30, 2007   102,697,384 $102,698   $3,993,546  $(6,400,599)$(2,304,355)


The accompanying notes are an integral part of this statement.

                                    F-4

                  ICT TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the six months ended
                                            June 30, 2007   June 30, 2006
                                              (Unaudited)    (Unaudited)

OPERATING ACTIVITIES
Net income(loss)                           $ (   560,429)  $ (    50,083)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
Depreciation                                      10,276               -

Changes in operating assets and liabilities:

Accounts receivable, net                         132,736               -
Inventories                                  (   140,445)              -
Deposit                                           45,412               -
Accounts payable and accrued expenses        (   159,526)      (   37,110)
Payroll taxes and withholdings               (    24,896)          23,341
Customers' deposit                           (    18,156)               -

Net cash provided by (used in) by operating
   activities                                (   715,028)      (   63,852)

INVESTING ACTIVITIES
Property and equipment additions             (    23,958)               -

Net cash provided by (used in) investing
    activities                               (    23,958)               -

FINANCING ACTIVITIES
Increase (decrease) in bank overdraft                  -              123
Decrease in loans payable to related parties (	  10,507)          63,729
Proceeds from sale of common stock               728,500                -

Net cash provided by (used in) financing
   activities                                    717,993                -

NET INCREASE(DECREASE) IN CASH                (   20,993)               -

CASH, BEGINNING OF PERIOD                         72,829                -

CASH, END OF PERIOD                        $      51,836      $         -


The accompanying notes are an integral part of these statements

                                     F-5

                  ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                       NOTES TO FINANCIAL STATEMENTS
                              June 30, 2007
                                (UNAUDITED)


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

2. Interim Financial Statements

The unaudited financial statements for the six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the six months ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

3. Inventories consisted of:

                                             June 30, 2007  December 31, 2006
                                              (Unaudited)

	Cell phones			     $   163,971        $   44,523
	Sim cards                                 61,750             2,100
	Olive oil                                 44,163                 -

  		Total                        $   269,884        $   46,623

4. Bank Overdrafts

At June 30, 2007, bank overdrafts (inactive status) consisted of:

	ICTT bank account overdraft facility	 	$	1,698
	FONE1 bank account overdraft facility	 	       32,595

	Total	 					$      34,293

The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by ICTT's chief executive officer.

5. Bank Lines of Credit

At June 30, 2007, bank lines of credit (inactive status) consisted of:

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

6. Payroll Taxes and Withholdings

At June 30, 2007, payroll taxes and withholdings consisted of:

  	 				ICTT	 	EUROSPEED	Total

Federal   	 	 	     $ 231,518	        $ 137,627    $ 369,145
New York State unemployment insurance    3,862              2,249        6,111
Workers' Compensation Board              7,911             13,709       21,620

Total	                             $ 243,291          $ 153,585    $ 396,876

The balances represent unpaid payroll taxes and withholdings for periods from October 2002 to December 2004 and estimated interest and penalties to June 30, 2007.

7. Loans Payable to Related Parties

At June 30, 2007, net loans payable to related parties consisted of:

Due chief executive officer	 		$ 1,433,966
Due chief financial officer	 	 	    241,446
Due Olympic Telecom, Inc. ("OTI"), a corporation
  controlled by the chief executive officer	    236,887
Receivable from son of chief executive officer	(     7,964)

Total	 				        $ 1,904,335

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

9. Segment Information

In the six months ended June 30 2007, 62% of the total revenue was derived from ten customers.

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

Business Activities

Our revenues during the six months of 2007 were $ 51,516 from the sale of telecommunications products and services. We expect to sell through Europseed USA, Inc. an affiliate of Healey Ford of Ansonia, Inc., scooters, motorcycles and accessories in the United States and Israel. See our "Business" section, above, for a more detailed description of this business and our related manufacture and distribution agreements.

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

Scooter Manufacturing

Our scooters are manufactured at two factories in China: Qianjian Motorcycle Group, Ltd. and Zhejiang Lingtian Motorcycle Co., Ltd. In 2007, we had been expanding our efforts to sell scooters in the USA,South America and Central America, while expanding our European presence through distributor relationships such as our relationship with Eurospeed U.S.A.,Inc.

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

Results of operations for the three months ended June 30, 2007, as compared with June 30, 2006 are as follows.


             ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS

                              For the three months For the three months
                              ended June 30, 2007   ended June 30, 2006
                                    (Unaudited)          (Unaudited)
Revenue:
Commission-prepaid cards activiation
  activations                      $       13,617        $        -

Cell phones                                   104                 -
Prepaid cards                              14,688                 -
Sim cards                                     800                 -
Televisions                                 2,400                 -
Olive oil                                     461                 -

          Total revenue                    32,070                 -

Cost and expenses:                                                -
Cost of sales                              17,353
Selling, general and administrative       322,694             12,276
Depreciation                                5,138                  -
Total costs and expenses                  345,185             12,276

Income(loss) from operations            ( 313,115)         (  12,276)

Interest expense                        (  12,623)         (  11,545)

Net income (loss)                  $    ( 325,738)      $  (  23,821)

Basic earnings (loss) per common shares (       0)         (       0)

Weighted average shares outstanding,
  basic                                99,947,384         86,552.634

For the three months ended June 30, 2007, the Company generated net sales of $32,070 as compared to $-0- for the same period last year. We intend to expand our focus in all business activities.

Our gross profit for the three months ended June 30, 2007 is $32.070 generated from sales of prepaid cards, cell phones, sim cards, televisions and olive oil.

The Company's selling, general and administrative costs aggregated $322,694 for the three months ended June 30, 2007, as compared to $12,276 for the same period last year, representing an increase of $310,418. The increase in expenses was due primarily to increase in the number of employees. We expect our selling, general and administrative expenses to increase substantially if and as our operations grow.

The selling, general and administration expenses of $322,694 in 2007 consists of salaries and wages of $151,423, legal settlement of $ 45,000 (Notes 10 subsequent events) payroll and franchise taxes of $17,680, rent of $11,898, travel of $11,061, entertainment of $12,140, professional fees of $35,454, directors' fees of $6,000, show expenses and advertising of $12,156, dues of $327, car and automobile expenses of $3,144, website maintenance of $701, telephone of $1,078, insurance of $6,264, office expenses and supplies of $3,153, consulting of $2,500 and miscellaneous of $2,715. The Company's selling, general and administrative expenses for the three months ended June 30, 2006 was $12,276 consists of rent of $10,996 travel and entertainment of $242, filing fee of $843, office expense of $137 and bank charges of $58.

At June 30, 2007, loans payable to related parties were $1,904,335
This decrease in loans in 2007 reflects operating capital loaned by affiliates of Mr. Vasilios Koutsobinas, our Chief Executive Officer. These loans are payable on demand. We have also established lines of credit with the Ponce De Leon Federal Bank. As of June 30, 2007, the balance due on these lines of credit was $254,826. The lines of credit have the personal guarantee of Mr. Koutsobinas, our Chief Executive Officer.

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

Crossroad Management, LLC filed a suit against our subsidiary, Europhone USA, Inc., in the Municipal Court of Elmsford, New York for unpaid rent, interest and real estate tax escalations in 2004 in the amount of $56,347 which amount is included in the accrued expenses payable in the accompanying consolidated balance sheet as of June 30, 2007.

In June 2007, ICTT and Eurospeed satisfied our previous outstanding New York State Payroll Tax obligations. We are also attempting to settle certain outstanding tax liabilities with the United States Internal Revenue Service relating to payroll withholding taxes. The IRS claims that total liabilities equal $334,787 as of December 31, 2006. $55,000 has been paid to the IRS in 2006.

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


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, ICT Technologies has duly caused this financial report on Form 10-QSB for the second quarter ended on June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT TECHNOLOGIES, INC.

August 15, 2007
				/s/Vasilios Koutsobinas
				   Vasilios Koutsobinas
				   Chief Executive Officer,
	 			   Director
				(Principal Executive Officer)



August 15, 2007
				/s/Andrew Eracleous
                                   Andrew Eracleous
                                Chief Financial Officer
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

1. I have reviewed this Second Quarter 2007 Report on Form 10-QSB of ICT Technologies, Inc.;

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




Date: August 15, 2007
		    		/s/ Vasilios Koutsobinas
 				    Vasilios Koutsobinas
				   Chief Executive Officer


Exhibit 31.2


I, Andrew Eracleous, Chief Financial Officer of ICT Technologies, Inc. certify that:

1. I have reviewed this Second Quarter 2007 Report on Form 10-QSB of ICT Technologies, Inc.;

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


Date: August 15, 2007
		  	 	/s/ Andrew Eracleous
 				    Andrew Eracleous
				Chief Financial Officer





Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Second Quarter 2007 Report of ICT Technologies, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vasilios Koutsobinas, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 				  /s/ Vasilios Koutsobinas
 				Name: Vasilios Koutsobinas
			       Title: Chief Executive Officer


August 15, 2007


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Second Quarter 2007 Report of ICT Technologies, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Eracleous, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



 			 	/s/ Andrew Eracleous
 			      Name: Andrew Eracleous
			      Title: Chief Financial Officer


August 15, 2007