Form 10QSB
period 2007-09-30
EURO GROUP OF COMPANIES, INC.
filed 2007-11-19
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the nine months period ended September 30, 2007

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from January 1, to September 30, 2007

                          Euro Group of Companies, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                       31--4070586
 ------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                          Euro Group of Companies Inc.
                 181 Westchester Avenue, Port Chester, NY 10573
                                 (914) 937-3900
          -----------------------------------------------------------
         (Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)

                             ICT Technologies, Inc.
                                  -----------
                                 (former name)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                      -----   -----
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act) Yes [ ] No [X]
                                   -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001, 103,871,624 shares outstanding as of September 30, 2007 Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]
                                           -----   -----

                            EURO GROUP OF COMPANIES, INC.

                                 TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION



Item 1. Financial Statements (Unaudited)..................................... 3
       Notes to Financial Statements......................................... 5


Item 2. Management's Discussion and Analysis of Financial Condition and
       Plan of Operations.................................................... 8


Item 3. Controls and Procedures............................................. 13



PART II - OTHER INFORMATION



Item 1. Legal Proceedings................................................... 13


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......... 14


Item 3. Defaults Upon Senior Securities..................................... 14


Item 4. Submission of Matters to a Vote of Security Holders................. 14


Item 5. Other Information................................................... 14


Item 6. Exhibits and Reports on Form 8-K.................................... 14

SIGNATURES.................................................................. 15



                      EURO GROUP OF COMPANIES INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS



                                                 September 30, 2007     December 31, 2006
                                                    (Unaudited)             (Audited)
                                                    -----------            -----------
                                     ASSETS

CURRENT ASSETS
Cash in banks                                       $    12,153            $    72,829
Accounts receivable, less allowance                        --
 for doubtful accounts of $ 30,057                       51,167                172,688
 and $30,057, respectively
Inventories                                             277,384                 46,623
Deposits - Sim cards                                     40,661                 76,500
         - Portal software                               20,000                   --
         - Chinapack Ningbo motorcycles                  12,556                   --

    Total current assets                                413,921                368,640

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of
  $ 37,771 and $ 27,495, respectively                    30,215                 40,680


       TOTAL ASSETS                                 $   444,136            $   409,320
                                                    -----------            -----------
                      LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Bank overdrafts                                  $    34,293            $    34,293
   Bank lines of credit                                 254,826                254,826
   Accounts payable and accrued expenses                 89.214                194,825
   Payroll taxes and withholdings                       415,294                416,400
   Customers' deposit                                    69,381                 66,560
   Loans payable to related parties                        --                1,914,842
    Total current liabilities                           863,008              2,881,746

LONG TERM LIABILITIES
     Loans payable to related parties                 1,947,632                   --


    Total liabilities                                 2,810,640              2,881,746
                                                    -----------            -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value; authorized
10,000,000 shares, issued and outstanding
0 shares

Common stock, $.001 par value;
authorized 200,000,000 shares, issued and outstanding 103,871,624 and 97,197,384

  shares, respectively                                  103,872                 97,198
Additional paid-in capital                            4,168,477              3,270,546
Retained earnings (deficit)                          (6,638,853)            (5,840,170)

    Total stockholders' equity
       (deficiency)                                  (2,366,504)            (2,472,426)
                                                    -----------            -----------
    TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                          $   444,136            $   409,320
                                                    ===========            ===========


See notes to consolidated financial statements.

                                            3



                                EURO GROUP 0F COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              For the three    For the three    For the nine     For the nine
                                              months ended     months ended     months ended     months ended
                                             Sept. 30, 2007   Sept. 30, 2006   Sept. 30, 2007   Sept. 30, 2006
                                              (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)

Revenue:

Commission-prepaid cards activations         $       4,605    $        --      $      18,222    $        --


Cell Phones                                  $      11,007    $        --      $      29,107    $        --


Prepaid cards                                $       5,276    $        --      $      19,964    $        --


Sim Cards                                    $       1,790    $        --      $       3,990    $        --


Televisions                                  $        --      $        --      $       2,400    $        --


Olive oil                                    $          92    $        --      $         603    $        --


                             Total Revenue   $      22,770    $        --      $      74,286    $        --


                                             $      16,893    $        --      $      51,980    $        --
Cost and Expenses: Cost of Sales
Selling, general and administrative          $     223,983    $      57,922    $     765,729    $      84,664

                                             $       3,096    $        --      $      13,372    $        --
Depreciation                                          --
                  Total costs and expenses   $     243,972    $      57,922    $     831,081    $      84,664

Income (loss) from operations                $    (221,202)   $     (57,922)   $    (756,795)   $     (84,664)
Interest expense                             $     (17,052)   $     (11,833)   $     (41,888)   $     (35,174)
                         Net Income (loss)   $    (238,254)   $     (69,755)   $    (798,683)   $    (119,838)

Basic and diluted earnings (loss) per                (0.00)           (0.00)           (0.01)           (0.00)
common share

Weighted average shares outstanding,           103,284,324       96,427,384      100,976,364       96,427,384
basic and diluted



 See notes to consolidated financial statements.

                                                       4



                         EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           (UNAUDITED)



                                                       Additional    Retained
                                Common Stock            Paid-in       Earning
                             Shares        Amount       Capital      (Deficit)      Total
                          -----------   -----------   -----------   -----------    -----------
Balance at
January 1, 2007            97,197,384   $    97,198   $ 3,270,546   $(5,840,170)   $(2,472,426)

Sale of common
stock                       6,674,240         6,674       897,931          --          904,605

Net loss for the
nine months ended
September 30, 2007               --            --            --        (798,683)      (798,683)

Balance at
September 30, 2007        103,871,624   $   103,872   $ 4,168,477   $(6,638,853)   $(2,366,504)
                          -----------   -----------   -----------   -----------    -----------


The accompanying notes are an integral part of this statement.

                                                4



                      EURO GROUP OF COMPANIES INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the nine months ended
                                              September 30, 2007     September 30, 2006
                                                 (Unaudited)            (Unaudited)

OPERATING ACTIVITIES
Net income(loss)                               $(     798,683)        $     (119,838)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Depreciation                                           10,465                   --

Changes in operating assets and liabilities:

Accounts receivable, net                              121,521                 (1,929)
Inventories                                     (     230,711)         (      67,892)
Subscriptions Receivable                                 --                  (24,150)
Deposits                                                3,283                (17,985)
Accounts payable and accrued expenses           (     105,611)         (      37,110)
Payroll taxes and withholdings                  (       1,106)         (      26,826)
Customers' deposit                                      2,821                   --

Net cash provided by (used in) by operating
  activities                                    (     998,071)         (     295,730)

INVESTING ACTIVITIES
Property and equipment additions                         --            (       1,279)

Net cash provided by (used in) investing
   activities                                            --            (       1,279)

FINANCING ACTIVITIES
Increase in loans payable to related parties           32,790          (      16,354)
Proceeds from sale of common stock                    904,605                487,004

Net cash provided by (used in) financing
  activities                                          937,395                470,650

NET INCREASE(DECREASE) IN CASH                  (      60,676)               173,641

CASH, BEGINNING OF PERIOD                              72,829                   --

CASH, END OF PERIOD                            $       12,153         $      173,641


See notes to consolidated financial statements.

                                           5

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2007
                                   (UNAUDITED)


1. Organization and Business Operations

Euro Group of Companies, Inc. (EGCO)(formerly ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. EGCO has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

EGCO and its subsidiaries (collectively, the "Company") operate from their offices in Port Chester, New York. EGCO acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.

2. Interim Financial Statements

The unaudited financial statements for the nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the nine months ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

3. Inventories consisted of:

                                         September 30, 2007  December 31, 2006
                                             (Unaudited)         (Audited)

       Cell phones                          $   173,971        $   44,523
       Sim cards                                 59,250             2,100
       Olive oil                                 44,163              --

               Total                        $   277,384        $   46,623

4. Bank Overdrafts

At September 30, 2007, bank overdrafts (inactive status) consisted of:

       ICTT bank account overdraft facility            $       1,698
       FONE1 bank account overdraft facility                  32,595

       Total                                           $      34,293

The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the CEO has negotiated the suspension of interest on the balances. The loans are personally guaranteed by EGCO's chief executive officer.

5. Bank Lines of Credit

At September 30, 2007, bank lines of credit (inactive status) consisted of:

       ICTT line of credit account             $       17,069
       ICTT line of credit account                     16,279
       FONE1 line of credit account                   210,422
       FONE1 line of credit account                    11,056

       Total                                   $      254,826

The lines of credit provide for interest at a rate of 9%. Repayment is past due and the CEO has negotiated a suspension of interest on the balances. The loans are personally guaranteed by EGCO's chief executive officer.

6. Payroll Taxes and Withholdings

At September 30, 2007, payroll taxes and withholdings consisted of:

                                    EGCO       FONE 1    EUROSPEED      Total

Federal                           $ 280,018    $6,088    $ 108,500    $ 394,606
Workers' Compensation Board           5,750      --         14,938       20,688
Total                             $ 285,768    $6,088    $ 123,438    $ 415,294

The balances represent unpaid payroll taxes and withholdings for periods from October 2002 to December 2004 and estimated interest and penalties to September 30, 2007.

7. Loans Payable to Related Parties

At September 30, 2007, net loans payable to related parties consisted of:

Due chief executive officer                          $ 1,453,063
Due chief financial officer                              241,446
Due Olympic Telecom, Inc. ("OTI"), a corporation
 controlled by the chief executive officer               268,111
Receivable from son of chief executive officer           (14,988)

Total                                                $ 1,947,632

During the Third Quarter 2007, the Chief Executive Officer, the Chief Financial Officer and Olympic Telecom, Inc. agreed not to demand repayment of loans payable before January 1, 2009. The subject liabilities were reclassified during the quarter from Current Liabilities to Long Term liabilities. The loans payable to related parties do not bear interest.

8. Commitments and Contingencies

Lease

EGCO rents its office facilities in Port Chester, New York under a sub lease agreement with OTI, a corporation controlled by EGCO's chief executive officer. The term of the sub lease agreement is February 1, 2005 to January 31, 2009, and as amended, provides for monthly rents ranging from $3,160 to $3,886. The rents being charged have been determined to be consistent with current market rates in the area.

Manufacturing and Distribution Agreement

Pursuant to an agreement effective October 18, 2006 between a Chinese corporation (the "OEM Manufacturer"), a New Jersey corporation (the "Worldwide Importer and Distributor"), and EUROSPEED, Inc. (the "USA Distributor"), EUROSPEED was appointed exclusive distributor in North America of motorcycles and other transportation vehicles manufactured and sold by the Manufacturer and the Importer under trade names "EuroSpeed" and EuroStrada." The term of the agreement is five years from October 18, 2006 to October 17, 2011. The agreement is automatically renewed for an additional five years to October 17, 2016 unless either party gives 90 days prior written notice at the end of any two year period.


9. Segment Information

In the nine months ended September 30 2007, 65% of the total revenue was derived from eleven customers. No single customer accounted for 10% or more of third quarter sales.


10.Subsequent Events

Effective November 5, 2007 the name of the Company was changed to Euro Group of Companies, Inc.


 In October 2007 the Company reached a negotiated payment plan with the IRS for payment of all Eurospeed Inc. federal tax liabilities. The settlement calls for sixteen monthly payments of $7,000, and the first payment was made, as required, in November 2007.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company is actively marketing its wireless products, motorcycles and scooters and High-Definition television products. We will need substantial additional capital in order to expand our operations and implement our business plan and we have no commitments for capital at this time.

In 2002, we entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc., Europhone, Inc., Eurokool and Eurospeed resulting in our assumption of manufacturing and distribution agreements for long distance calling cards and related activities, air conditioners and scooters. We have since expanded and modified the scope of our business and prospective business to include prepaid calling cards and sim chips as well as cell phones, motorcycles as well as scooters and flat panel televisions. Moreover, we have begun deliveries of scooters and of prepaid calling cards. Our goal has been and continues to be, the manufacture or assembly, and marketing of products under our "Eugro" and "Euro" brand names.

We are currently located in Port Chester, New York. We are a holding company and our subsidiaries operate our three core businesses, which include our Europhone business and Eurospeed business and our Eurokool electronics business. Additional information on these businesses can be found in the "Business" section of the 10-KSB report.

 In early 2007 we rolled out our prepaid mobile plan services and wireless hardware products. We have entered into various distribution agreements pursuant to which we expect purchase orders in the Fourth Quarter of 2007.

We are placing additional resources into the marketing of this segment of our business as well as our planned sales of flat screen televisions, and motorcycles.

In 2007 we ordered flat screen televisions of various sizes and qualities including high definition televisions from our manufacturer. The cost of this order, including all shipping and insurance charges was $1,500,000. We received our first samples of these televisions in September 2007, and we expect to receive our first volume shipments in fourth quarter 2007.The Company has received a first purchase order for the sale of approximately $520,000 of these television products.


To satisfy future sales of motorcycles and scooters we plan to purchase motorcycles and scooters from contract manufacturers located in the Peoples Republic of China ("PRC") and South Korea with whom we have contracted to produce these products. The Company's exclusive distributor of Eurospeed Inc. products, Eurospeed USA, has negotiated dealer agreements to date with ten franchises in different states.

We have entered into agreements with cellular phone manufacturers in China to produce our mobile phone products .

Business Activities

Our revenues during the nine months of 2007 were $ 74,286 from the sale of telecommunications products and services, televisions and olive oil. We expect to sell through Eurospeed USA, Inc., an affiliate of Healey Ford of Ansonia, Inc., scooters, motorcycles and accessories in the United States.

See our "Business" section, above, for a more detailed description of this business and our related manufacture and distribution agreements.

As a result of our obtaining a proprietary Eurospeed VIN # from the National Highway Traffic Safety Administration, we plan on assembling our motorcycles and scooters in the U.S.A.

We have reorganized our distribution business into three segments: telecommunications, scooters and motorcycles and electronics.

While we focused on marketing our Eugro Mobile related products during 2006, during 2007 we have expanded our marketing efforts towards our electronics and motorcycle/scooter brand naming efforts in the United States. Our telecommunications business includes, but is not limited to, the sale of prepaid cellular services, cellular telephones, and long distance telephone service. We have attempted to engage in the direct sale of long distance telephone service to customers as an agent for PowerNet Global. To date, we have not generated any revenue from this source, but negoiations are ongoing and contracts with qualified dealers are expected to be signed in fourth quarter 2007.

On September 24, 2007 the Company's Europhone USA LLC subsidiary announced the signing of a three year agreement with Verizon Communications as an authorized agent of Verizon's FIOS TV and FIOS Internet services, and Verizon's High Speed Internet and voice services. Verizon FIOS is the brand name for the new services offered over Verizon's advanced fiber-optic broadband network. Euro Group of Companies, Inc., the maker of Eugro brand Full HD LCD 1080p Flat Screen Televisions, will market Verizon's FIOS services alongside Euro Group's state-of-the-art Eugro Full HD Flat ScreenTVs at selected highly trafficked mall locations in New Jersey beginning in Fourth Quarter 2007.


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

Prepaid Cellular Phone and Sim Chip Manufacturing

Europhone has, as of July 3, 2007, entered into a contract with Hisense Communications Limited of Quindao, China for the purchase by Europhone of dual sim card tri-band cellular phones for our prepaid cellular business, to be sold in the United States, Greece, Cyprus, Spain, the United Kingdom, Bulgaria and Dominican Republic. Our right to sell dual mode cellular phones in these territories becomes exclusive if we are able to sell 20,000 units within 3 months after delivery of our first samples in these countries. This agreement provides that the supplier will provide us with an additional two percent of the total quantity of phones acquired, free of charge, to cover replacement costs and warranties. While we have not begun tests or sales of these products, we believe that these extra phones will be sufficient to cover warranty returns. Under this agreement, we are required to make a 30% down payment for all purchase orders and maintain an irrevocable and transferable letter of credit to secure payment of the remaining amount upon receipt. We intend to focus on the sale of prepaid cellular phones as opposed to standard "carrier" cellular phones.

The Company acquires sim chips with it's logo on them directly from the long distance carriers, located in Europe which manufacture such chips. Sim chips are difficult to manufacture, requiring specialized manufacturing facilities and skills.

Television and Air Conditioning Manufacturing

The Company previously entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and Guangdong Richvast Company, Limited ("Richvast"). Our distribution agreement with Chigo covered the period through January 31, 2007. The Company was the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution was only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. The Company has not satisfied its purchase order minimums of 300,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the years ending December 31, 2004, 2005 and 2006, In 2003, EGCO shipped approximately 1,000 units to one customer in Greece for revenues aggregating $136,000. In 2004 through 2007, no air conditioners were sold, as the Company had not concentrated our business efforts in this segment. The Chief Executive Officer negotiated an extension of these agreements, and they will be available if and when we need them. While the Company intends to resume marketing Eurokool products at some time in the future there can be no assurance that any future sales will occur. We believe that we will have to establish a strong distribution network in order to penetrate the main stream electronics retail chains and that we will not be able to compete if we do not do so. We also anticipate that the weakening dollar may cause our prices toincrease.

Scooter Manufacturing

The Company's motorcycle and scooter products are manufactured under contract by two manufactures in The Peoples Republic of China: Qianjian Motorcycle Group, Ltd. and Zhejiang Lingtian Motorcycle Co., Ltd. During 2007, our exclusive distributor for the United States(Eurospeed USA) has developed a dealer network to sell scooters in the USA,, and we will later select distributors for South America, Central America and Israel. We are expanding our European presence through distributor relationships such as our relationship with Eurospeed U.S.A.

We have continued to finance our activities through the sale of equity through private placements and the resources of management and have devoted the majority of our efforts to implementing our marketing plans for telecommunications products, plasma televisions, and motorcycles; developing sources of supply; further developing our product offering; developing and testing marketing strategy; and expanding the management team

"EugroGold" Extra Virgin Olive Oil

In early 2007, through existing relationships the Company acquired the right to import a limited quantity of "EugroGold" Extra Virgin Olive Oil that had been produced and bottled in Crete, Greece. The product was sold and revenues were recognized in second and third quarter 2007. The Company has no plan to make any future purchases or sales of this product.

                          CRITICAL ACCOUNTING POLICIES

The SEC recently issued disclosure guidance for "critical accounting policies." The SEC defines critical accounting policies as those accounting policies that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Our significant accounting policies are described in Note 2 in the consolidated financial statements of the 10-KSB for the period ended December 31, 2006 and have not changed.

Results of operations for the three months and nine months ended September 30, 2007, as compared with September 30, 2006 are as follows.

For the three months ended September 30, 2007, the Company generated net sales of $22,770, generated from sales of prepaid cards, cell phones, mobile commissions and activations and sim-cards, as compared to $-0- for the same period last year. For the nine months ended September 30, 2007 revenues were $74,286 There were no sales in the nine months ended September 30, 2006.

Our gross profit for the three months ended September 30, 2007 is $5,877.

The Company's selling, general and administrative costs aggregated $223,983 for the three months ended September 30, 2007, as compared to $57,922 for the same period last year, representing an increase of $166,061. The increase in expenses was due primarily to increased salary related costs, professional fees, legal settlements and marketing expenses. For the nine month period ended September 30, 2007 selling, general and administrative expenses were $765,729, compared to $84,664 in the nine months ended September 30, 2006. The increase of $681,065 is principally due to increased compensation related expenses of $472,412, professional fees of $89,454, and marketing related expenses of $72,686 and legal settlements aggregating $45,000.

Interest expense for the three months ended September 30, 2007 was $17,052 compared to $11,833 for the three months ended September 30, 2006, an increase of $5,219,or 44%.For the nine months ended September 30,2007 interest expense was $41,888 compared to $35,174 for the nine months ended September 30, 2006, an increase of $6,714, or 19%.

The net loss for the three months ended September 30, 2007 was $283,254 compared to a net loss of $69,755 for the period ended September 30, 2006. For the nine months ended September 30, 2007 the net loss was $798,683, compared to a net loss of $119,838 for the first nine months of 2006.

Liquidity and Capital Resources

At September 30, 2007 the Company had a working capital deficiency of $449,087 In addition the Company continues to suffer recurring losses from operations and has an accumulated deficit of approximately $6,638,850. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2007, loans payable to related parties were $1,947,632 This increase in loans in 2007 reflects additional loans to the Company by the Chief Executive Officer. These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before January 1, 2009. We have also established lines of credit with the Ponce De Leon Federal Bank. As of September 30, 2007, the balance due on these lines of credit was $254,826. The CEO has negotiated a suspension of interest on the outstanding amounts due. The lines of credit are personally guaranteed by the Chief Executive Officer.

As of September 30, 2007 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The CEO has negotiated a suspension of interest on the amounts due. The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In October 2007 the Company reached a negotiated payment plan with the IRS for payment of all Eurospeed Inc. federal tax liabilities. The settlement calls for sixteen monthly payments of $7,000, and the first payment was made, as required, in November 2007.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended September 30, 2007, an evaluation was performed under the supervision of and with the participation of the Company's Principal Executive Officer, and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13-a-15 or Rule 15d-15e as of September 30, 2007, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective without qualification in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our Principal Executive Officer and Principal Financial Officer also concluded that as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

         During the period ended September 30, 2007 there were no changes that occurred during our last fiscal quarter in our internal control over finance reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15-e that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

 ( c) Limitations on the Effectiveness of Controls

         A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective at that reasonable assurance level.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings


Crossroad Management, LLC filed a suit against our subsidiary, Europhone USA, Inc., in the Municipal Court of Elmsford, New York for unpaid rent, interest and real estate tax escalations in 2004 in the amount of $56,347 which amount is included in the accrued expenses payable in the accompanying consolidated balance sheet as of September 30, 2007. We have received no pleadings in this matter since the suit was initiated.

In October 2007 the Company reached a negotiated payment plan with the IRS for payment of all Eurospeed Inc. federal tax liabilities. The settlement calls for sixteen monthly payments of $7,000, and the first payment was made, as required, in November 2007.

The Company plans to address the remaining EGCO federal tax liabilities in the fourth quarter 2007.

There are no other material legal proceedings pending or, to its knowledge, threatened against Euro Group of Companies, Inc.


Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2007, the Company raised $904,605 through the sale of 6,674,240 shares of common stock. The proceeds of these sales were used for general corporate purposes, including the purchase of inventory, the expansion of the management and sales and marketing functions of the Company, and professional fees

The Company issued these shares in reliance on the exemption from registration Afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares were offered to less than 35
"non-accredited" investors and were purchased for investment purposes with no view to resale.

Item  3. Defaults upon Senior Securities - None

Item 4  Submission of Matters to a Vote of Security-Holders

On September 26, 2007 shareholders representing over 80% of the voting shares outstanding voted to change the name of the Company from ICT Technologies, Inc. to the Euro Group of Companies, Inc. The name change became effective on November 5, 2007.


Item 5.  Other information

On November 5, 2007 the name of the Company was officially changed to "The Euro Group of Companies, Inc. and on November 9, 2007 the Company's stock symbol was changed to "EGCO".



ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Supply Agreement entered into by and between Europhone USA, LLC and Globe Star dated September 6, 2007 *

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.2 Certification of Chief Financial Officer pursuant to Section 302. of the Sarbanes-Oxley Act of 2002 **

32.1 Certification of Chief Executive Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2 Certification of Chief Financial Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

  * Incorporated by reference to the Current Report on Form 8-K, filed September 14, 2007 ** Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-QSB for the third quarter ended on September 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

EURO GROUP OF COMPANIES, INC.
November 19, 2007
                                            /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer,
                                                 Director
                                                 (Principal Executive Officer)



November 19, 2007
                                            /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)