Form 10KSB/A
period 2006-12-31
EURO GROUP OF COMPANIES, INC.
filed 2008-01-09
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A


(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from           to
                                      ----------   ----------

                        Commission File Number 000-29805


                          EURO GROUP OF COMPANIES, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                               13-4070586
 ------------------------------                               -----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


                          Euro Group of Companies, Inc.
                              181 Westchester Ave.
                             Port Chester, New York                10573
                     --------------------------------------       --------
                    (Address of Principal Executive Offices)     (Zip Code)



                      Previous name:   ICT Technologies, Inc.

                    Issuer's Telephone Number: (914) 937-3900

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value .001 per share

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act): Yes |_| NO |X|

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

     Transitional Small Business Disclosure Format (check one): Yes |_| NO |X|

                               TABLE OF CONTENTS

                          EURO GROUP OF COMPANIES INC.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I

Item 1  Description of Business                                                1
Item 2  Description of Property                                               10
Item 3  Legal Proceedings                                                     10
Item 4  Submission of Matters to a Vote of Security Holders                   11


PART II
                                                                              12
Item 5  Market for Common Equity and Related Stockholder Matters              12
Item 6  Management's Discussion and Analysis or Plan of Operations            13
Item 7  Financial Statements                                                  22
Item 8  Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                              24
Item 8A Controls and Procedures                                               24
Item 8B Other Information                                                     24


PART III

Item 9  Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act                     25
Item 10 Executive Compensation                                                27
Item 11 Security Ownership of Certain Beneficial Owners and Management        27
Item 12 Certain Relationships and Related Transactions                        28
Item 13 Exhibits and Reports on Form 8-K                                      28
Item 14 Principal Accountant Fees and Services                                28

Signatures                                                                    29
Index to Consolidated Financial Statements                                    23
Financial Statements                                                         F-1
Description of Exhibits

                                     PART I

                   FORWARD-LOOKING AND THIRD PARTY STATEMENTS


     Certain of the statements made herein are deemed and intended to be "forward-looking statements" and are intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as "believes, "intends," "anticipates," "expects," "hopes," or "estimates" or words of similar meaning. Similarly, statements that describe Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) future plans, objectives, marketing and brand development, acquisitions, targets or goals are also forward-looking statements. Specifically, and without limitation, some uncertainties that necessarily require the use of such forward looking statements include:

     o Our ability to raise additional capital to develop operations and satisfy our contracts,
     o Our ability to brand and market our "Eugro" and "Euro" family of products,
     o Our ability to compete in the prepaid mobile telephone, wireless telecom hardware, sim chip or calling card businesses which will require us to continually introduce, manufacture and sell new products and services at competitive prices,
     o Our ability to successfully create a distributor network for our electronic sales and to timely deliver flat screen television and other merchandise from time to time,
     o Our ability to successfully penetrate the motorcycle and motor scooter markets and to develop and maintain a sales distribution network,
     o Our ability to maintain relationships with manufacturers in the People's Republic of China and elsewhere, and
     o    Our ability to attract and retain key personnel.

     Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated as of the date of this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report, and Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) and its management undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

Item 1. Description of Business


     Unless the context requires otherwise, all references to "Euro Group of Companies, Inc.", "ICT Technologies", the "Company," "we," "us" or similar terms include Euro Group of Companies, Inc.( formerly ICT Technologies, Inc.) together with its wholly owned subsidiaries, namely: Europhone USA, LLC a New York limited liability company ("Europhone"); Eurokool Inc., a New York corporation, ("Eurokool"); and Eurospeed Inc., a New York corporation ("Eurospeed"). Unless otherwise stated, all references to the Company's activities, results of operations and financial condition prior to May 9, 2002 relate to Europhone USA, Inc. which is the business predecessor of the Company for accounting purposes.

                                BUSINESS OVERVIEW

Background


     Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) is a holding company for subsidiaries that sell the "Euro" and "Eugro" families of products and services. We operate in three separate businesses, prepaid cellular phones and calling services, motor scooters and motorcycles and consumer appliances, primarily through our subsidiaries created for these operations. Our Europhone subsidiary operates our prepaid calling, worldwide sim chip and other telephony related products and services and owns the rights to the Europhone trademarks, the "Eugro World" sim and related sim cards and services. Our Eurospeed subsidiary operates our motorcycle and scooter operations and holds the Eurosopeed related trademark. Our Eurokool subsidiary and Euro Group of Companies, Inc. (formerly ICT Technologies) itself operates our air conditioner, plasma television and other electronics related and related manufacturing and sales activities.

--------------------------------------------------------------------------------
                                        1
--------------------------------------------------------------------------------

     Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) was organized as a Delaware corporation on May 27, 1999 and is the successor by merger to a New York corporation formed on February 8, 1994.

     While we began operations as a calling card and related pre-paid telephony service business, in 2005, we expanded our focus on the development of plasma televisions, air conditioning and other electronics and motor scooters, all under the "Eugro" or "Eurospeed" brand names. For this reason, among others, there were no revenues in 2005. Additional specific information about our Company and each business is set forth below under "Business."

     In 2002, the Company acquired Europhone, Inc., Eurokool and Eurospeed from Mr. Vasilios Koutsobinas in exchange of shares of stock (the "2002 Transaction"). The terms of the 2002 Transaction were amended in April 2003 to include the contribution by Mr. Koutsobinas to the Company of 100% ownership interest in Europhone USA. As part of the 2002 Transaction, Mr. Koutsobinas transferred to the Company 100% ownership interest in Eurospeed, Inc. and Eurokool, Inc., which did not have significant operations at the time of the transfer. At the time of the 2002 Transaction, our acquired subsidiaries were subject to various distribution agreements relating to the sale of long distance and internet services and to the manufacture and distribution of air conditioners, motorcycles and mobile telephone services, which are described more fully below. Certain of these distribution arrangements have since been terminated as we have begun to focus our business on pre-paid mobile services and sim chips and on establishing manufacturing arrangements for our air conditioners and scooters.

     As a result of the 2002 Transaction and subsequent contribution of Europhone USA, Inc., Mr. Koutsobinas was issued 78,000,000 shares of our common stock.

     The Company's principal executive office is located at 181 Westchester Avenue, Port Chester, New York 10573 and its telephone number is (914) 937-3900. Information about Euro Group of Companies, Inc. (formerly ICT Technologies) may be found on its website at "www.icttechnologies.com." Information found on the Euro Group of Companies, Inc. (formerly ICT Technologies) website should not be considered part of this annual report on Form 10-KSB and should not be relied upon in evaluating the Company.

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

     A description of our three main developing businesses, our Europhone Business, our Eurospeed Business and our Eurokool Electronics Business follows:

Europhone Business


     Our Europhone business is comprised primarily of services that revolve around or supplement our prepaid mobile telephone services business. Europhone markets phones and related hardware and sim chips under the Eugro, Eugro Mobile and Europhone brand names. Europhone owns the trademark "Europhone." Olympic Telecom, Inc., an entity owned by our C.E.O., owns the rights to the Eugro trademark and licenses the same to us for nominal value. Neither we nor Olympic Telecom have applied for a trademark for "Eugro Mobile."

     As of December 31, 2006, the Company generated revenues of $16,718 from the sale of CDMA and GSM prepaid mobile phone cards and long distance service. These are delivered to the dealers essentially on a prepaid basis. A description of our telecommunications services follows:

Telephones


     Europhone entered into an agreement on June 1, 2002, with Ningbo Bird Corporation Ltd. of the People's Republic of China (the "PRC") to distribute mobile telephones manufactured by them. The rights under this agreement comes into effect if and when the first shipment of mobile telephones is sent to us, at which time we were to obtain the exclusive right to distribute specified models of mobile phones manufactured by Ningbo Bird Corporation Ltd. outside the PRC through June 1, 2007. Europhone agreed to purchase a minimum of 500,000 mobile phones per year (or 40,000 per month) during the term of the agreement;

--------------------------------------------------------------------------------
                                        2
--------------------------------------------------------------------------------
if Euro Group (formerly ICT Technologies) purchases less than 400,000 mobile phones each year (or 30,000 per month), the agreement provided that it can be terminated automatically by Ningbo Bird Corporation Ltd. This agreement has been terminated in accordance with its expiration terms on June 1, 2007. However, we have received verbal assurance from Ningbo that the minimum purchase requirements will not be enforced for past periods.

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

     In addition, Europhone has entered into an exclusive distribution agreement with Parallel No Limit, Inc. ("Parallel") as of March 28, 2007, pursuant to which, among other things, we granted to Parallel the right to sell our prepaid cellular phones and services in the United States, subject to certain increasing minimum sales thresholds and the Company's right to make direct sales or sales through store owned operations. This agreement was also terminated in 2007 prior to any sales being made.

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

Prepaid Calling Cards


     Our prepaid mobile cards are a product that allows users to purchase, in advance, a designated amount of local and long distance minutes to make calls from mobile cellular phones, without having to worry about having the correct amount of change or being subject to call surcharges. The cards are purchased in denominations of from $10 to $150. Each prepaid mobile card bears a confidential, individual personal identification number that is activated prior to the sale of the card and is revealed to the end user through a "scratch-off" procedure. The card can be used until air time charges equal the total value of the card. We believe that printers able to print these cards and the telephony long distance courier services are both available from numerous sources.

--------------------------------------------------------------------------------
                                        3
--------------------------------------------------------------------------------

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

Eurokool Electronics Business under Eugro and Eurokool Brands


     In addition to cellular phones designed for the pre-paid market segment that we sell under the Eugro name, we also established arrangements with manufacturing sources in China and Korea to begin to manufacture consumer electronics and appliances for us, which we intend to sell under the Eurokool and Eugro brand names. All operations going forward in this segment of our business will be through a single entity, Eurokool, so as to take advantage of electronics distribution arrangements and name brand recognition and other benefits that result from the economies relating to shipments to similar end retailers of our electronic products. Our Eurokool subsidiary owns the "Eurokool TM " trademark. We do not have revenues from these products in 2005 or 2006.

Flat Panel Televisions -- Eugro


     The Company has recently ordered flat screen televisions from 26" to 82" from our Korean manufacturer. In all, we acquired flat panel televisions of varying sizes and picture quality, including full HD LCD televisions. Our total cost of this purchase, plus shipping, storage and insurance costs is anticipated at approximately $1,500,000. We have not entered into any definitive distribution agreements for these televisions yet, but intend to utilize distribution networks to distribute these electronics initially through retailers in the northeastern United States and in Europe. We do not believe that alternative manufacturers of these television products are readily available at competitive prices, however, we regularly seek alternative suppliers for our products.

Air Conditioners -- Eurokool


     Eurokool has also entered into agreements for the distribution of air conditioners manufactured under the "Eurokool" brand name, by two major suppliers in the PRC, Guangdong Chigo Air Conditioning Co., Limited ("Chigo") and Guangdong Richvast Group Company, Limited ("Richvast"). These air conditioners include split unit (which also serve as heaters since they are capable of blowing hot air), window, and floor unit models. Both manufacturers produce units that are comparable in cooling capacity and incorporate high-quality compressors supplied by Mitsubishi and Hitachi, respectively. The models produced by Richvast include enhanced decorative features, which are geared toward purchasers. We do not currently have alternative manufacturers for these Eurokool products and do not believe that manufacturers are readily available. We regularly investigate the viability of utilizing and evaluate manufacturing facilities for this product.

Contract with Chigo


     The Eurokool manufacturing and distribution agreement with Chigo was entered into in January 31, 2002 and renewed on January 31, 2007 for a term ending on January 31, 2012. The material terms of this agreement are as follows:

     o We were appointed as the sole agent for the distribution of Chigo products bearing both the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place, namely China, Greece and certain other countries.

     o We agreed to purchase a minimum of 200,000 air conditioners in the year ending December 31, 2003 and must increase our purchases by 50% in each contract year thereafter.

--------------------------------------------------------------------------------
                                        4
--------------------------------------------------------------------------------

     o The price for the air conditioning units is negotiated by the parties in connection with each purchase order.

     o Chigo provides a one-year workmanship warranty on its products, with a five year warranty on the quality of major parts (e.g., compressor, fan motor, electric board, remote controller, etc.).

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

Contract with Richvast


     In 2003 Eurokool entered into a distribution agreement with Richvast which terminates in August 2007. The material terms of this agreement are as follows:

     o we paid, in 2003, $55,000 in exchange for 500 split system air conditioners which will be delivered pending Underwriters Laboratories
          (UL) approval.
     o we are entitled to distribute Richvast products worldwide with the exclusive right to distribute specific models of air conditioners in Europe under the "Eurokool" brand name.
     o We agreed to purchase a minimum of 80,000 air conditioners per year (or 6,667 per month) during the term of the distribution agreement.

     The price for the air conditioning units is negotiated by the parties in connection with each purchase order.

     However, Euro Group of Companies, Inc. (formerly ICT Technologies) has received verbal assurance from Richvast that the minimum purchase requirements will not be enforced for past periods, but there is no assurance that such forbearance will continue.

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

Eurospeed Motorcycle and Scooter Business


     Though our manufacturing relationships in the PRC, we began to manufacture, import and sell motorcycles and scooters in the United States and Europe. In 2006 we sold 300 scooters in Europe through various distributors. Since early 2007, we received orders for an additional 1,850 scooters and motorcycles for sale in the United States. In addition, Eurospeed entered into an Exclusive Distribution Agreement on May 19, 2006, with Eurospeed USA, Inc., an entity that is an affiliate of Healy Ford of Ansonia, a Ford dealership headquartered in Connecticut with over 1,000 distributors located in the northeastern United States, providing for the sale of our motorcycles and scooters under the "Eurospeed" brand names in the United States and Israel on an exclusive basis.

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

--------------------------------------------------------------------------------
                                        5
--------------------------------------------------------------------------------

     We have since entered into manufacturing agreements with Qianjiang Motorcycles Group, Ltd. and Zhejiang Lingtian Motorcycle Co., Ltd. for manufacture of our scooters and motorcycles under the Eurospeed name.

Supply and Sale Terms

Eurospeed and Eurokool Supply and Sale Terms


     Our terms for purchases are generally as follows:

     o we must pay for the air conditioners upon delivery to our port in the United States, secured by a letter of credit,
     o we must pay for our televisions upon delivery to our designated port F.O.B. Los Angeles with no letter of credit required,
     o we pay 25% upon placing an order for motorcycles and scooters, and are required to pay the remaining amount upon receipt of payment from our distributors, with no letter of credit required.

     All sales under our distribution agreements are settled in US Dollars.

     Our payment terms are subject to change and may be changed to require placement of Letters of Credit if our vendors or suppliers change or if our vendors' policies change.

Europhone Supply and Sale Terms


     We pay for all calling time under our sim chips in advance. Distributors of prepaid sim chips are invoiced when the cards are sold to them, however, we pay for calling card services only when we activate those cards upon sale to distributors. It is expected that distributors engaged by Euro Group of Companies, Inc. (formerly ICT Technologies) will make payment for distributed products under a variety of terms including bank guarantees, T/T (similar to cash on delivery), letters of credit, and/or company credit, at management's sole discretion.

     Our supply sources and terms can be found in the respective subsections of this "Business" section that apply to each of our business sectors and in or management discussion and analysis section below.

United States Department of Transportation VIN Numbers


     As of April 2007, we obtained a license from the United States National Highway Traffic Safety Administration to manufacture motorcycles and scooters for complete street use pursuant to the United States CFR 49 Part 565. In connection with such license we have been designated the use of motor vehicle "VIN Numbers" beginning with the digits "1E9." Without this designator, we will not be able to sell vehicles in the United States and will be adversely affected.

Sales, Distribution and Marketing


     We have six (6) employees (other than our officers) involved in sales and marketing. We plan to engage independent distributors under exclusive and non exclusive distribution arrangements, such as our agreement with Parallel, to increase the scope of our sales efforts. We do not anticipate that direct sales through print, internet or other media advertisements will be material as we do not intend to focus on this market segment. Independent distributor relationships have been established for the sale of prepaid telephone cards with 27 distributors in 2007. These sales agreements do not have mandatory sales quotas, however, 14 of these distributors have already placed orders to date. In addition, we have entered into an exclusive distribution agreement with Eurospeed USA, Inc., for sale of certain of our Eurospeed brand products through their dealer network..

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

--------------------------------------------------------------------------------
                                        6
--------------------------------------------------------------------------------

Seasonality


     In general, our sales have been too infrequent to ascertain whether any significant seasonal fluctuations in demand for its products exist. We believe, however, that sales of motorcycles and scooters will be subject to seasonal fluctuations with a decrease of sales to distributors generally experienced in the industry during July, August and September and higher sales during other months in anticipation of retail sales. We anticipate that sales of our Eurokool products, if any, will also be seasonal, with highest sales prior to the summer months.

Employees


     We currently have 13 full-time employees in the United States inclusive of management. None of the Company's employees are represented by a labor union and the Company considers its employee relations to be very good. To reduce expenses the Company intends to utilize consultants and independent contractors paid on a commission basis.

Government Regulation


     Numerous aspects of our operations and prospective operations are subject to governmental regulation in the United States and abroad. Various licenses and approvals are required to be obtained in order for Euro Group of Companies, Inc. (formerly ICT Technologies) to distribute its products.

Motorcycles and Scooters


     The motorcycles and scooters to be distributed by our Eurospeed subsidiary are subject to certification by the U.S. Environmental Protection Agency ("EPA") for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. Our motorcycle products have not yet been certified to comply with these standards, however, we have applied with the EPA for these certifications, which certifications must be renewed regularly. We believe that Eurospeed U.S.A, our exclusive distributor in the United States, is registered in all states that require registration to distribute motor vehicles, other then California, Alaska and Hawaii. We have also been granted a "VIN number" designation by the United States Department of Transportation to manufacture our motorcycles and scooters for all road use, with a unique Eurospeed "VIN number," designated for all products. (See "United States Department of Transportation VIN Numbers," above.) We will require USEPA certification of our products before we can sell products of our own manufacture.

     Certain states have minimum product and general liability and casualty insurance liability requirements prior to granting authorizations or certifications to distributors, such as Eurospeed U.S.A., to sell motor vehicles and scooters. Without this insurance neither Eurospeed U.S.A. nor we or any other distributor are permitted to sell these vehicles to motor vehicle dealers in certain states. We have secured a policy of $2 Million with umbrella coverage of up to $8 million through AIG Insurance at a cost of approximately $50,000 per year. While we believe that these policy limits will be sufficient initially in order to qualify us to do business, the insurance requirements that are imposed upon us may vary from state to state, and will increase if and as sales increase or as the products we offer increase in variety. Additionally, these insurance limits do not represent the maximum amounts of our actual potential liability and motor vehicle liability tort claims may exceed these claim amounts substantially. No assurance can be made that we will be able to satisfy each state's insurance coverage requirements or that we well be able to maintain the policy limits necessary from time to time in order to permit sales of our products in various jurisdictions that require such coverage and, if a liability arises, no assurance can be made that these insurance limits will be sufficient.

Air Conditioners


     Approvals have been secured by our supplying manufacturers for the sale of all air conditioners in Europe (CE approval) and the Company has been granted, as of mid-2007, Underwriter Laboratories (UL Listing) approvals for the sale of five models of air conditioners in the United States. See also "Environmental Regulation" below.

--------------------------------------------------------------------------------
                                        7
--------------------------------------------------------------------------------

Reliance on Third Party Telecommunications Providers


     When we resell long distance telephone capacity, and prepaid mobile airtime, we rely on third party carriers to comply with applicable laws and regulations. We have no control over the manner in which these companies operate. Domestic or foreign regulatory, judicial, legislative or political entities may raise issues regarding the compliance of these companies with applicable laws or regulations, or limit their ability to provide the services Euro Group of Companies (formerly ICT Technologies) resells.

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

State and Foreign Laws


     Our products and services are distributed and/or accessible worldwide, which require compliance with the laws of different jurisdictions. Because certain of our services are distributed and/or accessible worldwide, many jurisdictions may claim that we are required to comply with their laws. We believe that we have taken all appropriate regulatory actions required to conduct its business to date. Our failure to qualify to do business (or to have any of our subsidiaries qualify to do business) in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in the inability of Euro Group of Companies (formerly ICT Technologies) to enforce contracts in such jurisdictions.

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

Sim Chip Cards


     We have developed our "Eugro World Sim" card and intend to begin sales of this card in the third quarter of 2007. While we do not believe that there are any major competitors that offer a single chip that can be used throughout the world at this time, no assurance can be made that competitors will not be able to develop these types of cards in the future. We have not yet filed with the U.S.P.T.O. for any Trademark Protection with respect to this "Eugro World" mark, and no assurance can be made that our right to this mark will be granted or that it will not conflict with rights of other parties.

--------------------------------------------------------------------------------
                                        8
--------------------------------------------------------------------------------

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

Intellectual Property and Other Proprietary Rights


     We (or our respective subsidiaries, as the case may be) own registered trademarks for our Eurokool and Eurospeed and Europhone brands. Our "Eugro" mark has been in use by our Europhone subsidiary since 2006 and is owned by Mr. Koutsobinas, our CEO, however, we have not filed for trademark protection for this or similar brand names. Our success depends in part upon our ability to protect our trademarks, service mark, and trade secrets. Effective trademark,

--------------------------------------------------------------------------------
                                        9
--------------------------------------------------------------------------------
service mark, and trade secret protection may not be available in every country in which the our products and services are made available, and thus, the steps that we take may be inadequate to protect our rights. In addition, no assurance can be made that our marks will not conflict with marks already used by others. If we are unable to use our marks we will be adversely affected.

     We currently hold the Internet domain names "www.icttechnologies.com", " www.EurophoneUSA.com ", " www.GoEurospeed.com " and " www.Eurokool.com ". We also have the rights to use the " www.Eugro.com " domain name which is owned by our current C.E.O. Vasilios Koutsobinas.

     We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of its trademarks and other proprietary rights. In addition, no assurance can be made that we will be granted trademark or trade name rights to the "Eugro World Sim" marks or, that such mark does not conflict with existing marks of other persons, if any.

     We have entered into confidentiality and assignment agreements with its employees and contractors, and non-disclosure agreements with parties with whom the Company conducts business. In addition, we negotiate confidentiality and non-circumvent provisions in our distribution agreements to the extent possible. We do this in order to limit access to and prevent disclosure of our proprietary information or to prevent overlap of rights among our distributors and future distributors and with ourselves. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient.

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

     In addition, Joshua Shainberg and William Gent executed releases of all potential other claims against the Company, its principals, agents, employee, representatives, etc., including, but not limited to, Vasilios Koutsobinas, Andrew Eracleous and Anna Aspras on June 29, 2007 for $29,267.

     On or about June 13, 2006, an action was commenced against the Company and certain of its officers entitled Virtual Resources, Inc. and Dennis C. Hayes against ICT Technologies, Vasilios Koutsobinas and Andrew Eracleous, New York County Index No. 602073/06. The action asserted causes of action for breach of contract, negligence, corporate waste and other claims. The Court dismissed all claims as against Koutsobinas and Eracleous, as well as all claims against the Company except breach of contract. Thereafter, this case was settled by the remaining parties without any admission of liability or wrongdoing, and the action has been discontinued with prejudice on June 29, 2007 in consideration for $7,866.

--------------------------------------------------------------------------------
                                       10
--------------------------------------------------------------------------------

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

     In May 2007, EGCO (formerly ICTT) and Eurospeed, Inc. satisfied our previous outstanding New York State Payroll Tax obligations. We are also attempting to settle certain outstanding tax liabilities with the United States Internal Revenue Service relating to payroll withholding taxes. The IRS claims that total liabilities equal $334,787 as of December 31, 2006. $75,000 has been paid to the IRS in 2006.

     There are no other material legal proceedings pending or, to its knowledge, threatened against Euro Group of Companies, Inc.

Item 4. Submission of Matters to a Vote of Security Holders


     During 2006, no matters were submitted to a vote of the shareholders.

--------------------------------------------------------------------------------
                                       11
--------------------------------------------------------------------------------

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters


     Euro Group of Companies (formerly ICT Technologies) common stock trades on the "Pink Sheets" under the symbol "EGCO (formerly ICTT)". Our securities are thinly traded and previous prices are not necessarily indicative of future prices or reflect future sales. Trading in the common stock in the pink sheets has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual broker bids or offer prices and market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. Accordingly, a public market for these securities may not be deemed to exist at all times. The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

Fiscal Years:




                                                  High           Low
                                              ------------- --------------
2007
June 30, 2007                                 $      0.20   $       0.06
March 31, 2007                                $      0.14   $       0.05

2006
December 31, 2006                             $      0.24   $       0.02
September 30, 2006                            $      0.07   $       0.03
June 30, 2006                                 $      0.07   $       0.02
March 31, 2006                                $      0.07   $       0.02

2005
December 31, 2005                             $      1.00   $       0.48
September 30, 2005                            $      0.28   $       0.22
June 30, 2005                                 $      1.10   $       0.38
March 31, 2005                                $      1.00   $       0.48

     As of June 30, 2007, there were approximately 271 record owners of our common stock.

                                 DIVIDEND POLICY


     We have never paid cash dividends on our common stock and management anticipates that the Company will retain its earnings, if any, to finance the growth of our business.

     Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer's investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

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

--------------------------------------------------------------------------------
                                       12
--------------------------------------------------------------------------------

                                               EQUITY COMPENSATION PLAN INFORMATION
                                                                                (a)                 (b)                (c)
                                                                         -----------------   -----------------  -----------------
Plan Category                                                                Number of       Weighted-Average       Number of
                                                                             Securities       Exercise Price        Securities
                                                                               to Be                of               Remaining
                                                                            Issued upon         Outstanding        Available for
                                                                             Exercise of         Options,         Future Issuance
                                                                            Outstanding          Warrants          Under Equity
                                                                         Options, Warrants         and             Compensation
                                                                             and Rights           Rights         Plans (Excluding
                                                                                                                    Securities
                                                                                                                   Reflected in
                                                                                                                    Column (a))
                                                                         -----------------   -----------------  -----------------
Equity compensation plans approved by security holders (1)                      -0-                n/a                 -0-
                                                                         -----------------   -----------------  -----------------
Equity compensation plans not approved by security holders (2)                  -0-                n/a                 -0-
                                                                         -----------------   -----------------  -----------------

Total                                                                           -0-                n/a                 -0-
                                                                         =================   =================  =================

(1)We do not have any equity compensation plans approved by the security holders.
(2)We do not have any equity compensation plans not approved by the security holders.

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

Item 6. Management's Discussion and Analysis or Plan of Operations


     This Annual Report on Form 10-KSB/A contains forward-looking statements made as of the date hereof. We assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-QSB and Current Reports on Form 8-K, each as amended. See "Forward Looking Statements" in the forepart of this Report for a non-exclusive list of risks and uncertainties that relate to the forward looking statements herein.

     The following discussion relates to the results of our operations to date, and our financial condition:

General


     The Company is in the process of reorganizing its operations and 2006 makes the first year of revenues from those operations relating to our new business sectors. We will need substantial additional capital in order to expand our operations and implement our business plan and we have no commitments for capital.

     In 2002, we entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc. and Europhone, Inc., Eurokool, and
Eurospeed, resulting in our assumption of manufacturing and distribution agreements for long distance calling cards and related activities, air conditioning and scooters. We have since expanded and shifted the scope of our business and prospective business to include prepaid calling cards and sim chips as well as cell phones, motorcycles as well as scooters and flat panel televisions in addition to air conditioners. Moreover, we have begun deliveries of scooters and of prepaid calling cards. Our goal has been and continues to be, manufacture of products and maintenance of our "Eugro" and "Euro" brand names.

--------------------------------------------------------------------------------
                                       13
--------------------------------------------------------------------------------

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

     In 2007 we ordered flat screen televisions of various sizes and qualities, including high definition televisions . The cost of this order, including all shipping and insurance charges was $1,500,000. We expect to receive these televisions beginning in September 2007. We do not have any commitments as to the sales or distribution of these televisions. The purchase price of these televisions will be funded from orders for distribution.

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

Business Activities


     Our revenues in 2006 were $161,348 from the sale of scooters and telecommunications products and services, of which $144,630 was from the sale of motorcycles and scooters and $16,718 was from telecommunications. Our scooters and motorcycles were sold only in Greece, however, we intend to sell these products in the United States and Israel going forward through Eurospeed USA, Inc., an affiliate of Healey Ford of Ansonia, Inc., our exclusive distributor. See our "Business" section, above, for a more detailed description of this business and our related manufacture and distribution agreements.

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

     We market prepaid wireless services for both residential and corporate users that allow users to purchase a designated amount of long distance minutes to make calls from virtually any telephone or country worldwide. The phone card can be used until air time charges and other charges equal the total value of the card. Revenue for these prepaid phone cards is recognized upon receipt of payment for a prepaid card regardless of whether all the time is used as prepaid cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees.

Prepaid Cellular Phone and Sim Chip Manufacturing


     Europhone has, as of July 3, 2007, entered into a contract with Hisense Communications Limited of Quindao, China for the purchase by Europhone of dual sim card tri-band cellular phones for our prepaid cellular business, to be sold in the United States, Greece, Cyprus, Spain, the United Kingdom, Bulgaria and Dominican Republic. Our right to sell duel mode cellular phones in these

--------------------------------------------------------------------------------
                                       14
--------------------------------------------------------------------------------
territories becomes exclusive if we are able to sell 20,000 units within 3 months after delivery of our first samples in these countries. This agreement provides that the supplier will provide us with an additional two percent of the total quantity of phones acquired, free of charge, to cover replacement costs and warranties. While we have not begun tests or sales of these products, we believe that these extra phones will be sufficient to cover warranty returns. Under this agreement, we are required to make a 30% down payment for all purchase orders and maintain an irrevocable transferable letter of credit to secure payment of the remaining amount upon receipt. We intend to focus on production of prepaid cellular phones as opposed to standard "carrier" cellular phones.

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

Television and Air Conditioning Manufacturing


     We have also entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and Guangdong Richvast Company, Limited ("Richvast"). Our distribution agreement with Chigo covers the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. We have not satisfied purchase order minimums of 300,000 and 80,000 air conditioners from each of Chigo and Richvast respectively, in the years ending December 31, 2004, 2005 and 2006, however, Euro Group of Companies (formerly ICT Technologies) has received verbal assurance from Chigo and Richvast that the minimum purchase requirements will not be enforced for past periods. With regard to the Chigo agreement, we must increase our unit purchases by 50% in each contract year after the first for the duration of the contract. In 2003, we shipped an order of approximately 1,000 units to one additional customer in Greece aggregating $136,000. In 2004 through 2006, no air conditioners were sold, as we had not concentrated our business efforts in this segment. While we intend to begin marketing Eurokool products there can be no assurance that any future sales will occur. We believe that we will have to establish a strong distribution network in order to penetrate the "main stream" electronics retail chains and that we will not be able to compete if we do not do so. We also anticipate that the weakening dollar may cause our prices to increase.

Scooter Manufacturing


     Our scooters are manufactured at two factories in China: Qianjian Motorcycle Group, Ltd. and Zhejiang Lingtian Motorcycle Co., Ltd. In 2006 scooter sales into Greece were responsible for approximately 90% of annual revenues. In 2007, we had been expanding our efforts to sell scooters in the USA, South America and Central America, while expanding our European presence through distributor relationships such as our relationship with Eurospeed U.S.A., Inc., our exclusive distributor of Eurospeed Inc. products in the USA.

     We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating our market plans for telecommunications products, plasma televisions, air conditioners and motorcycles, developing sources of supply, developing and testing marketing strategy, expanding the management team and conducting further marketing research and development for our products.

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

--------------------------------------------------------------------------------
                                       15
--------------------------------------------------------------------------------

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

Operations for Years Ended December 31, 2006 compared with December 31, 2005


     For the year ended December 31, 2006, the Company generated net sales of $161,348 as compared to $-0- for the year ended December 31, 2005. Revenues increased by $161,348 because of our sales of motor scooters ($144,630) and cell phones ($16,718) in 2006. We intend to expand our focus in these two businesses and have developed multiple distributor relationships for resale of pre-paid mobile hardware and services, as well as establishing a distribution relationship with Eurospeed, U.S.A., for the sale of motorcycles and scooters.

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

Standby Letter of Credit


     On November 2, 2006, Eurospeed received a $250,000 irrevocable standby letter of credit from Naugatuck Valley Savings and Loan, which was posted by Eurospeed U.S.A. The letter of credit expires on November 2, 2007 and is expected to be used by EUROSPEED to finance the purchase of motorcycles and other transportation vehicles. Nothing has been drawn on this letter of credit yet.

Loans from Executive Officers


     To date, our operations have been primarily funded from small capital raises and from loans from our C.E.O. and majority stockholder. Through December 31, 2006, the CEO has loaned $1,467,376 to the Company to fund its operations. This loan is payable on demand and does not bear interest. We also funded our operations in 2006 from the private placement of common stock (see above).


                         OFF-BALANCE SHEET ARRANGEMENTS


     The Company has no off-balance sheet arrangements that have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See "Item 2. Description of Property," above.

     The Company subleases its office space in White Plains, New York, from Olympic Telecom, Inc. an entity owned by our Chief Executive Officer, pursuant to net lease arrangement.

     The Chief Executive Officer has funded our operations and loaned to us $1,467,376 through 2006. This loan is payable on demand and does not bear interest. See "Certain Transactions" below, and "Loans from Executive Officers," above.

--------------------------------------------------------------------------------
                                       16
--------------------------------------------------------------------------------

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


     The Company incurred net losses from operations of $371,219 for the calendar year ended December 31, 2006. Euro Group of Companies, Inc. (formerly ICT Technologies) is a holding company for various distribution subsidiaries. There can be no assurance that Euro Group can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow slower than the Company anticipates, or if operating expenses exceed Euro Group of Companies expectations or cannot be adjusted accordingly, Euro Group of Companies, Inc. will continue to incur losses. We will require substantial additional funding to conduct our product development, marketing and manufacturing activities. We may seek to raise further funds through additional debt, convertible debt or equity financings. We have not made arrangements to obtain additional financing and there can be no assurance that we will be able to obtain adequate additional financing, in the future, on acceptable terms, or that any such additional financing would not result in significant dilution of stockholders' interests. If additional financing is not otherwise available, we will be required to modify our business development plans to reduce, or cease certain, or all, of our operations. We estimate that we will need to raise at least $6,000,000 in order to complete our business plan. We intend to allocate capital raised in the following order:

     o    $1.5 million towards our telecommunications business and Eugro mobile;
     o $2 million towards marketing, manufacture and sales of flat panel televisions and air conditioners under our Eurokool business; and
     o $2.5 million towards marketing, manufacture and sale of scooters and motorcycles.

--------------------------------------------------------------------------------
                                       17
--------------------------------------------------------------------------------

     Our revenues may not continue to grow or even remain at their current level. We will need to increase our revenues significantly to become profitable. If our revenues do not increase as much as we expect, or if our expenses increase at a greater pace than revenues, we will not achieve profitability. If we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. We expect to incur additional costs and expenses in 2007 related to:

     o    Marketing and advertising related to brand development;
     o    Development and improvement of additional products and services; and
     o    The hiring of additional personnel.

We owe back payroll taxes and are subject to collection action.


     We owe the U.S. Treasury the amount of $334,787 representing unpaid payroll and unemployment taxes and related interest and penalties as of December 31, 2006. These taxes are subject to the collection powers of the Internal Revenue Service and may result in liens and levies against our bank accounts.

     In 2006, the Company entered into an installment agreement with the Internal Revenue Service to pay $15,000 a month for Euro Group of Companies, Inc. (formerly ICT Technologies) tax liabilities, and $10,000 a month for Eurospeed Inc. tax liabilities that started in the third quarter of 2006.

We have a limited operating history with which to judge our performance


     We are in a number of different businesses and have modified our business plan and focus several times since 2002. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses, and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks and uncertainties we must, among other things, raise substantial capital, implement and execute our business strategy successfully, respond to competitive developments, and attract, integrate, retain, and motivate qualified personnel. There can be no assurance that we will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on our business, results of operations, and financial condition. We have attempted to engage in various businesses in the past, but have not been successful in seeing any of those enterprises to a state of profitability.

The success of our business is dependent on our ability to retain our existing key employees and to add and retain senior officers to our management.


     We depend on the services of our existing key employees, in particular, our Chief Executive Officer. Our success will largely depend on our ability to retain these key employees and to attract and retain qualified senior and middle level managers to our management team. We cannot be certain that we will be able to hire and retain sufficient personnel to support our business. The loss of any of our key employees would significantly harm our business. We do not maintain key person life insurance on any of our employees.

Failure to achieve and maintain effective internal controls could have a material adverse effect on the trading price of our common stock and our ability to raise capital and could prevent us from being listed in the OTC Bulletin Board or any other exchange or cause our delisting.


     We are subject to the reporting obligations of the United States securities laws. The Securities and Exchange Commission, as required by the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include a report of management on such companies' internal control over financial reporting in its annual report that contains an assessment by management of the effectiveness of such company's internal control over financial reporting.

     Management may conclude that our internal control over our financial reporting is defective. Because of various business segments and lack of internal accounting staff, it is possible our internal control will be lacking. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. As a result, any failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, could negatively impact the trading price of our common stock or cause the delisting of our shares from any trading market in which they are on.

--------------------------------------------------------------------------------
                                       18
--------------------------------------------------------------------------------

We rely on third party relationships for our operations and termination of these relationships will have a materially adverse impact on operations


     Our success depends, in part, on the Company's ability to maintain its relationships with manufacturers and distributors of its products. Specifically, our Eurokool and Eurospeed products are manufactured for us economically in China and Korea and our Europhone hardware are manufactured in China. If we lose any of our relationships or if these parties are unable to provide these services, it would cause a disruption of the Company's business. Some of the contracts under which we have obtained distribution rights are subject to termination on short notice, and if cancelled will increase our cost of goods and cause us to be unable to fulfill our warranty and supply obligations.

     There can be no assurance that suitable replacements could be established for any supply or distribution contract that is terminated, and the loss of any such relationship could materially and adversely affect our business. Additionally, there can be no assurance that any relationship between us and any third party will continue to be beneficial to us. There can also be no guarantee that third parties will continue to produce products in the future that will retain their current level of market acceptance, that the products will continue to be available in adequate quantities at the times required by the Company, or that such third party products will not contain defects or errors. We also may experience lost revenues due to a third party's delay in correcting defects in their products or delay in delivering an adequate supply of their products. A resulting loss of market share could also ensue.

     Our distribution agreements generally include requirements that we order minimum quantities of products. These minimum order requirements have not been satisfied to date, and although the relevant suppliers have agreed verbally not to enforce such requirements based on past order shortfalls (in some cases, in recognition of the fact that regulatory approvals have not been obtained), there is no assurance that these suppliers will not seek to enforce the minimum purchase requirements in the future. These minimum quantities are substantial, and we have not in the past and do not currently, have the financial resources to satisfy the minimum ordering requirements to which we were subject. Moreover, our distribution agreements generally do not establish any price at which the goods to be supplied there under are to be purchased, and we must negotiate prices for each shipment of goods we order. There is no guarantee that an attractive price negotiated with respect to one shipment will be offered on any subsequent shipment. Our limited financial resources and the price risk inherent in its distribution agreements may prevent it from meeting minimum ordering obligations. If that were to occur, we could lose any exclusivity it enjoys under those agreements and could also be subject to claims for contract damages.

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

--------------------------------------------------------------------------------
                                       19
--------------------------------------------------------------------------------

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

We Do Not Have A Service Department Or Parts Inventory And Cannot Service Or Manufacture On Our Own


     We do not have a service department to service any of the products we distribute, nor do we maintain an inventory of parts. All service and repairs must be provided through the manufacturer's warranty. The manufacturers of all goods sold by us are in foreign countries, namely China and South Korea. As a result, we will need to sub-contract service to service centers in the United States. We do not have service arrangements at this time. If we are unable to service parts or develop service agreements, we will not be able to compete with other manufacturers and our sales will be impeded.

The failure to grow our operations and hire additional qualified employees could have a material adverse effect on our business.


     Our efforts at developing, brand naming and creating product lines and distribution networks for our three core business lines places a significant strain on our current management resources. To manage this expected growth, we will need to improve our:

     --     Transaction processing methods;
     --     Operations and financial systems; and
     --     Training and management of employees.

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


     Our common stock is thinly traded on the "Pink Sheet" market system. There can be no assurance that there will be an active market for our shares either now or in the future. The market liquidity will be dependant, among other things, on our ability to complete our consolidated financial statements in accordance with U.S. GAAP, our ability to remain current with our financial reporting requirements under the Securities and Exchange Act of 1934, as amended, and the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. Also, no assurances can be made that there will be any awareness generated. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. If a more active market should develop, the price may be highly volatile. Because there may be a low price for

--------------------------------------------------------------------------------
                                       20
--------------------------------------------------------------------------------
our stock, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in the common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such common stock as collateral for any loans.


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


     Our articles of incorporation authorize the issuance of shares of "blank check" preferred stock, the rights, preferences, designations and limitations of which may be set by the board of directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 10,000,000 shares of preferred stock ("Preferred Stock") in the discretion of the board of directors. Such Preferred Stock may be issued upon filing of amended Articles of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such Preferred Stock would be set by the board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

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

     The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than stock exchanges. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the exchanges. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original acquisition price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

     o the issuance of new equity securities pursuant to future offerings; changes in interest rates; competitive developments,
     o announcements by our competitors; new services or significant contracts and acquisitions;

--------------------------------------------------------------------------------
                                       21
--------------------------------------------------------------------------------

     o strategic partnerships, joint ventures or capital commitments; variations in quarterly operating results;
     o change in financial estimates by securities analysts; the depth and liquidity of the market for our common stock; and
     o    general economic and other national and international conditions.


Our common stock is considered a "penny stock" and may be difficult to sell.


     Our common stock is currently quoted on the Pink Sheets, and trades below $5.00 per share; therefore, our common stock is considered to be a "penny stock" and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks. To the extent the price of our common stock remains below $5.00 per share and we have net tangible assets of $2,000,000 or less, our common shares will be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors. For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We do not intend to pay dividends in the near future, if at all.


     We do not intend to pay any dividends and we do not foresee making any cash distributions in the manner of a dividend or otherwise. Our board of directors presently intends to follow a policy of retaining earnings, if any.

Our anticipated cash requirements are significant and we may attempt to raise capital through the issuance of common stock, a series of preferred stock or we may incur debt or issue other securities convertible or exercisable into our stock resulting in dilution of our existing shareholders ' ownership of the Company.


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

Anti-Takeover Effects of Provisions of The Certificate Of Incorporation And Delaware General Corporation Law ("DGCL")


     Euro Group of Companies, Inc. (formerly ICT Technologies) is subject to
Section 203 of the DGCL which, subject to certain exceptions, prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that such stockholder became an interested stockholder. In general, Section 203 defines an interested stockholder as any entity or person beneficially owning 15% or more of the outstanding voting stock of the corporation and any entity or person affiliated with, or controlling, or controlled by such entity or person.

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

--------------------------------------------------------------------------------
                                       22
--------------------------------------------------------------------------------

                          EURO GROUP OF COMPANIES, INC.


                          INDEX TO FINANCIAL STATEMENTS


Financial Statements
   Report of Independent Registered Public Accounting Firm                  F-1

   Consolidated Balance Sheet as of December 31, 2006                       F-2

   Consolidated Statements of Operations for the years ended
     December 31, 2006 and 2005                                             F-3

   Consolidated Statements of Changes in Stockholders' Equity
     (Deficiency) for the years ended December 31, 2006 and
     2005                                                                   F-4

   Consolidated Statements of Cash Flows for the years ended
     December 31, 2006 and 2005                                             F-5

   Notes to Consolidated Financial Statements                               F-6


--------------------------------------------------------------------------------
                                       23
--------------------------------------------------------------------------------





                           MICHAEL T. STUDER CPA P.C.
                             18 East Sunrise Highway
                               Freeport, NY 11520
                                  516-378-1000


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 To the Board of Directors and Stockholders of ICT Technologies, Inc.

 I have audited the accompanying consolidated balance sheet of ICT Technologies, Inc. and subsidiaries (the "Company") as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

                                            /s/  Michael T. Studer CPA P.C.
                                            -----------------------------------
                                                 Michael T. Studer CPA P.C.


 June 1, 2007 (except as to the second paragraph of Note 10, which is as of July 24, 2007)

--------------------------------------------------------------------------------
                                       F-1
--------------------------------------------------------------------------------



                   EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET
                                  December 31, 2006



                                       ASSETS


CURRENT ASSETS

Cash in banks                                                           $    72,829
Accounts receivable, less allowance for doubtful accounts of $30,057        172,688
Inventory - Cell phones & Sim cards                                          46,623
Deposit - Sim cards                                                          76,500
   Total current assets                                                     368,640
Property and equipment, less accumulated depreciation of $27,495             40,680
   TOTAL ASSETS                                                         $   409,320


                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


CURRENT LIABILITIES

Bank overdrafts                                                         $    34,293
Bank lines of credit                                                        254,826
Accounts payable and accrued expenses                                       194,825
Payroll taxes and withholdings                                              416,400
Customers' deposit                                                           66,560
Loans payable to related parties                                          1,914,842
   Total current liabilities                                              2,881,746
   Total Liabilities                                                      2,881,746

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value; authorized 10,000,000
  shares, issued and outstanding 0 shares
Common stock, $.001 par value; authorized 200,000,000 shares; issued
  and outstanding  97,197,384 shares respectively                            97,198
Additional paid-in capital                                                3,270,546
                                                                         (5,840,170)
Retained earnings (deficit)
   Total stockholders' equity (deficiency)                               (2,472,426)
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY               $   409,320


                 See notes to consolidated financial statements.

------------------------------------------------------------------------------------
                                       F-2
------------------------------------------------------------------------------------



                                     EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                             For the three       For the three      For the twelve       For the twelve
                                              months ended        months ended        months ended         months ended
                                             Dec. 31, 2006       Dec. 31, 2005       Dec. 31, 2006        Dec. 31, 2005
                                               (Unaudited)         (Unaudited)         (Audited)            (Audited)

Revenue:

Motor scooter sales                          $    144,630        $       -           $    144,630         $       -

Cell Phones                                        16,718                -                 16,718                 -

                          Total Revenue           161,348                -                161,348                 -


Cost and Expenses: Cost of Sales                  151,709                -                151,709                 -


Selling, general and administrative               285,728              44,775             370,392               67,643

Depreciation                                       10,466                -                 10,466                1,944

               Total costs and expenses           447,903              44,775             532,567               69,587

Income (loss) from operations                    (286,555)            (44,775)           (371,219)             (69,587)


Interest expense                                   (7,851)            (24,750)            (43,025)             (24,750)

                      Net Income (loss)      $   (294,406)       $    (69,525)       $   (414,244)        $    (94,337)

Basic and diluted earnings (loss) per
common share                                        (0.00)              (0.00)              (0.00)               (0.00)

Weighted average shares outstanding,
basic and diluted                              91,926,500          86,552,634          91,926,500           86,552,634


                                       See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------
                                                            F-3
-----------------------------------------------------------------------------------------------------------------------



                                                CONSOLIDATED STATEMENTS OF CHANGES IN
                                                  STOCKHOLDERS' EQUITY (DEFICIENCY)
                                               YEARS ENDED DECEMBER 31, 2005 AND 2006



                                                                         Common       Additional        Retained
                                          Common         Stock           Stock          Paid-in          Earning
                                          Shares         Amount        Subscribed       Capital         (Deficit)          Total
                                       ---------------------------------------------------------------------------------------------
Balance at January 1, 2005              86,450,884    $     86,451    $      3,906    $  2,645,462    $ (5,331,589)    $ (2,595,770)
Common stock                                                                (3,906)          3,906
Sale of common stock                        57,000              57                          14,193                           14,250
Shares issued in settlement                 60,000              60                          14,940                           15,000
 settlement of liability
Shares issued for services                  86,500              87                          21,538                           21,625
Net loss for year ended Dec. 31, 2005                                                                     (94,337)          (94,337)
Balance at December 31, 2005            86,654,384          86,655                       2,700,039     (5,425,926)       (2,639,232)
Sale of common stock                    10,543,000          10,543                         570,507                          581,050
Net loss for the year ended Dec. 31,
  2006                                                                                                   (414,244)         (414,244)
Balance at December 31, 2006            97,197,384    $     97,198                    $  3,270,546    $(5,840,170)     $ (2,472,426)


                                           See notes to consolidated financial statements.

------------------------------------------------------------------------------------------------------------------------------------
                                                                 F-4
------------------------------------------------------------------------------------------------------------------------------------



                                       EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                     Year Ended December 31,
                                                                                                     ----------------------
                                                                                                       2006         2005
                                                                                                     ---------    ---------
OPERATING ACTIVITIES

Net income (loss)                                                                                    $(414,244)   $ (94,337)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                                                                           10,466        1,944
Common stock for services                                                                                 --         21,625
Changes in operating assets and liabilities:

Receivables                                                                                           (142,630)      30,057
Inventory                                                                                              (15,487)        --
Deposit                                                                                                (64,900)        --
Bank overdraft                                                                                             (63)         293
Accounts payable and accrued expenses                                                                   72,719      (76,401)
Payroll taxes and withholdings                                                                         (59,412)     (44,573)
Net cash provided by (used in) operating activities                                                   (613,551)    (161,392)
INVESTING ACTIVITIES

Capital expenditures                                                                                   (51,146)        --
Net cash used in investing activities                                                                  (51,146)        --
FINANCING ACTIVITIES

Proceeds from sale of common stock                                                                     581,050       14,250
Loans payable to related parties                                                                       156,476      141,710
Bank lines of credit                                                                                      --            852
Net cash provided by financing activities                                                              737,526      156,812
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                        72,829       (4,580)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                              --          4,580
CASH AND CASH EQUIVALENTS, END OF YEAR                                                               $  72,829    $    --
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                                                        $    --      $    --
Income taxes paid                                                                                    $    --      $    --
SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Shares issued in settlement of liability                                                             $    --      $  15,000
Shares issued for services                                                                           $    --      $  21,625



                                       See notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------------
                                                             F-5
----------------------------------------------------------------------------------------------------------------------------

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


1. Organization and Business Operations


     Euro Group of Companies, Inc., (EGCO), (formerly ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. Euro Group has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

     Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) and its subsidiaries (collectively, the "Company") operate from their offices in Port Chester, New York. Euro Group of Companies acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties. In 2005, the Company had no business operations. In 2006, there were sales of motor scooters and cell phones.

2. Summary of Significant Accounting Policies


     Principles of consolidation -- The consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Basis of presentation -- The consolidated Financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced net losses since inception of $5,840,170 and at December 31, 2006, the Company had a working capital deficiency of $2,513,106 and a stockholders' deficiency of $2,472,426. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing through sales of its common stock and has entered into certain supply and distribution agreements (see note 8) to generate profitable operations. However, there is no assurance that the Company will be successful in achieving these objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Use of estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In 2005, selling, general and administrative expenses were reduced by $136,419 for adjustments to certain liability account balances resulting from vendor settlements and changes in estimated amounts due.

     Revenue recognition -- The Company recognizes revenues in the period in which products are shipped to customers under a fixed and determinable amount arrangement with collectability reasonably assured.

     Fair value of financial instruments -- The carrying value of the Company's financial instruments, consisting of cash in banks, accounts receivable, bank overdrafts, bank lines of credit, accounts payable and accrued expenses, payroll taxes and withholdings, and loans payable to related parties, approximate their fair values considering their short term nature and respective interest rates.

     Cash and cash equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Inventories -- Inventories are carried at the lower of cost (first-in, first-out method) or market. Property and equipment -- Property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred, Expenditures for major renewals,

--------------------------------------------------------------------------------
                                       F-6
--------------------------------------------------------------------------------

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


2. Summary of Significant Accounting Policies  - (continued)


replacements and improvements are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the respective accounts and any resulting gain or loss is recognized.

     Impairment of long-lived assets -- The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the assets will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced.

     Stock-based compensation -- Shares issued for services are expensed at the estimated fair value of the shares issued at the date of issuance. No stock options have been issued or are outstanding.

     Income taxes -- Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to reduce deferred income tax assets when management has not yet determined that future realization is more likely than not.

     Earnings (loss) per common share -- Basic and diluted earnings (loss) per common share is calculated based upon the weighted average number of common shares outstanding. The Company did not have any common stock equivalents (such as stock options or convertible securities) outstanding during the periods presented.

3. Bank Overdrafts


     At December 31, 2006, bank overdrafts (inactive status) consisted of:

ICTT bank account overdraft facility              $         1,698
FONE1 bank account overdraft facility                      32,595
Total                                             $        34,293

     The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by the Company's chief executive officer.

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

     The lines of credit provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by the Company's chief executive officer.

--------------------------------------------------------------------------------
                                       F-7
--------------------------------------------------------------------------------

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

5. Payroll Taxes and Withholdings


     At December 31, 2006, payroll taxes and withholdings consisted of:

                                            ICTT       EUROSPEED     Total
                                          ---------    ---------   ---------
Federal                                   $ 203,779    $ 131,008   $ 334,787
New York State                               10,924       29,052      39,976
New York State unemployment insurance         5,746       11,033      16,779
Workers' Compensation Board                   8,509       16,349      24,858
Total                                     $ 228,958    $ 187,442   $ 416,400

     The balances represent unpaid payroll taxes and withholdings for periods from October 2002 to December 2004 and estimated interest and penalties to December 31, 2006.

     On August 14, 2006, the Internal Revenue Service advised EGCO (formerly
ICTT)) that its federal liability was $225,065 and approved the Company's request to pay this liability in monthly installments of $15,000 commencing on September 20, 2006. On August 15, 2006, the Internal Revenue Service advised EUROSPEED, Inc. that its federal liability was $84,557 and approved EUROSPEED Inc.'s request to pay this liability in monthly installments of $10,000 commencing on September 20, 2006. In September 2006, October 2006, and November 2006, monthly installments totaling $75,000 were paid by the Company. From December 2005 to June 1, 2007, EGCO (formerly ICTT)) and EUROSPEED, Inc. failed to pay any additional required monthly installments.

     In September 2006, the New York State Tax Compliance Division verbally approved ICTT and EUROSPEED Inc's request to pay their New York State liability $5,000 each in September 2006 and $1,000 per month each commencing in October 2006. On March 9, 2007, EGCO (formerly ITCC) and EUROSPEED, Inc. paid off the then entire outstanding balance due.

     On October 4, 2006, the New York State Department of Labor advised EGCO (formerly ICTT) and EUROSPEED Inc. that their New York State unemployment insurance liability was $12,941 and $10,280 respectively, and approved their deferred payment plan requests to pay their liabilities in monthly installments of $941 and $750 respectively, commencing on October 25, 2006 after down payments of $2,824 and $2,249 respectively.

     On October 6, 2006, the Workers' Compensation Board advised EUROSPEED Inc. that its liability was $17,680 and approved its request to pay this liability in monthly installments of $491 commencing on October 20, 2006.

6. Loans Payable to Related Parties


     At December 31, 2006, loans payable to related parties consisted of:

Due chief executive officer                                        $ 1,467,376
Due chief financial officer                                            241,446
Due Olympic Telecom, Inc. ("OTI"), a corporation controlled by
   the chief executive officer                                         185,656
Due son of chief executive officer                                      20,364
Total                                                              $ 1,914,842

     The loans payable to related parties do not bear interest and are due on demand.

--------------------------------------------------------------------------------
                                       F-8
--------------------------------------------------------------------------------

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

7. Income Taxes


     EGCO (FORMERLY ICTT) files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.

     For the years ended December 31, 2006 and 2005, the provision for (benefit from) income taxes consisted of:

                                                     2006           2005
                                                  ----------     ----------
Current:

   Federal                                        $     --       $     --
   State                                                --             --
   Total current                                        --             --

Deferred:

   Federal                                          (128,484)       (29,260)
   State                                             (36,350)        (8,278)
   Valuation allowance                               164,834         37,538
Total                                             $     --       $     --

     A reconciliation of the U.S. federal statutory tax rate to the effective rates reported for the years ended December 31, 2006 and 2005 follows:


                                                     2006           2005
                                                  ----------     ----------
Federal statutory tax rate                           34.0%          34.0%
State income taxes, net of federal benefit            5.8            5.8
Change in valuation allowance                       (39.9)         (39.8)
Effective income tax rate                             0.0%           0.0%

     At December 31, 2006, the deferred income tax asset consisted of:

Net operating loss carry-forward                             $  1,710,162
Valuation allowance                                            (1,710,162)
Deferred tax asset                                           $       --

     Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $1,710,162 attributable to the future utilization of the net operating loss carry-forward of $4,297,753 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $49,162 in 2020; $55,431 in 2021, $1,115,296 in 2022; $1,734,552 in 2023; $834,731 in 2024;
$94,337 in 2025; and, $414,244 in 2026.

     Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

--------------------------------------------------------------------------------
                                       F-9
--------------------------------------------------------------------------------

                 EURO GROUP OF COMPSANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006


8. Commitments and Contingencies

Lease


     EGCO (formerly ICTT) rents its office facilities in Port Chester, New York under a sub lease agreement with OTI, a corporation controlled by it's chief executive officer. The term of the sub lease agreement, which as amended provides for monthly rents ranging from $ 3,360 to $3,886, is February 1, 2005 to January 31, 2009. Rent expense for the years ended December 31, 2006 and 2005 was $41,448 and $34,419, respectively. At December 31, 2006, future minimum lease payments under non-cancellable operating leases are:

2007                                 $  44,278
2008                                    46,450
2009                                     3,886
Total                                $  94,614

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

Standby Letter of Credit


     On November 2, 2006, EUROSPEED, Inc. received a $250,000 irrevocable standby letter of credit from a bank. The letter of credit expires on November 2, 2007 and is expected to be used by EUROSPEED Inc. to finance the purchase of motorcycles and other transportation vehicles.

Litigation


     On June 13, 2006, an action was commenced against EGCO (formerly ICTT) and certain of its officers by an alleged former consultant to the Company. The complaint alleged non-payment of consulting fees and sought compensatory damages of $192,500 and exemplary and punitive damages of $5,000,000. At December 31, 2006, the outcome of the litigation was uncertain and no loss accrual was recorded. On June 29, 2007 (see Note 10), this litigation was settled.

--------------------------------------------------------------------------------
                                      F-10
--------------------------------------------------------------------------------

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2006

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

                      [End of Audited Financial Statements]

--------------------------------------------------------------------------------
                                      F-11
--------------------------------------------------------------------------------

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     None

Item 8A. Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures


     At the end of the fiscal quarter ended December 31, 2006, an evaluation was performed under the supervision of and with the participation of the Company's Principal Executive Officer and the Company's Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures

     Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our Principal Executive Officer and our Principal Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

     The absence of an internal financial reporting function is recognized by management as a deficiency in our internal controls and procedures, and will be corrected with the addition of a professional internal financial reporting function.

(b) Changes in Internal Controls

     During the period ended December 31, 2006, there were no changes that occurred during our last quarter in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



Item 8B. Other Information


     None

--------------------------------------------------------------------------------
                                       24
--------------------------------------------------------------------------------

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


     The names, ages, positions and offices held by each of our officers and directors are shown on the following table.


Name                      Age                  Position
---------------------    -----    -----------------------------------------
Vasilios Koutsobinas      53      Chairman, Chief Executive Officer
Cheng G. Cheng            57      President, Director (Resigned December 2006)
Aris Constandinidies      61      President (Appointed July 19, 2007)
Andrew Eracleous          78      Chief Financial Officer, Director
Paul Kotrotsios           51      Director
Georgia Dumas             39      Director

     Vasilios Koutsobinas has served as the Chairman and Chief Executive Officer of Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) since May 2002. Prior to joining Euro Group of Companies, Inc. (and simultaneously with his service to Euro Group of Companies), Mr. Koutsobinas had served as chief executive officer of the Eurogroup of Companies, which included several subsidiaries contributed to Euro Group of Companies (formerly ICT Technologies) in the 2002 Transaction as well as Europhone USA, since March 17, 2000. Mr. Koutsobinas has over 25 years of experience in the import/export field which he engaged in through private companies of his own. In addition, he served as President of Uncle Bill's, Inc., a private corporation in the restaurant business from approximately 1997 to 2001.

     Aris Constandinidies has been appointed is President of the Company on July 19, 2007. Prior to that and since 1985 he had founded and was President of, Quintex Communications (QC) an Audiovox Corporation subsidiary. QC was a master Agent for Nynex Mobile. In 2005 with the sale of Audiovox Communications Corp.
(ACC) to UTStarcom Inc., QC was part of the sale and he still was President of the QC. Between 1974 and 1985 he held various positions, namely a Senior Auditor for CPC International/Best Foods, in Englewood Cliffs, NJ, and founded and operated Constant Sound Inc. a mobile electronics distributor located in St. James, NY. Between 1970 through 1974 Aris Constandinidies was a Senior Accountant in the audit department of Price Waterhouse's New York office. Mr. Constandinidies received a B.S. in Accounting from the New York Institute of Technology in 1970 and an MBA from Pace University in 1985.

     Andrew Eracleous has served as the Chief Financial Officer of Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) since November 2002. For the past 50 years, Mr. Eracleous has been an accountant in private practice.

     Paul Kotrotsios is the founder and publisher of Hellenic News of America, a monthly Greek-American publication. He holds a Bachelor of Science degree in Economics from the Graduate Industrial School of Thessaloniki University, Greece and a Master's Degree in Business Administration from Saint Joseph's University in Philadelphia, Pennsylvania.

     Georgia Dumas is presently the Director of Operations of Global Star LLC of Hasbrouck Heights in New Jersey for eight years. She manages all functions related to business development, operations, production, marketing and distribution of Greek television and radio services. She has had extensive experience in the media and publication industries. She studied in New York University and obtained her Bachelor of Science degree in International Marketing and Economics from William Paterson University of New Jersey.

     Cheng G. Cheng has been the President and a Director of Euro Group of Companies Inc. (formerly ICT Technologies, Inc.) since September 27, 2005. Mr. Cheng has had extensive experience in computer hardware and communications industry having served in various positions with Giga-Byte Communications, A T & T Corp., Bell Laboratories, etc. Mr. Cheng resigned from all positions with the Company in December of 2006.

--------------------------------------------------------------------------------
                                       25
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                       26
--------------------------------------------------------------------------------



Item 10. Executive Compensation


     The following Summary Compensation Table sets forth, for the three years ended December 31, 2006, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during 2005 and each other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 in 2006 (the "Named Executive
Officers").


                                         SUMMARY COMPENSATION TABLE

                                                                                               Other
Name and Principal Position       Year          Salary         Bonus       Compensation    Compensation
----------------------------- -------------- -------------- ------------- --------------- ----------------
Vasilios Koutsobinas                  2006   $     25,800           -0-             -0-              -0-
 Chief Executive Officer              2005           $-0-           -0-             -0-              -0-
                                      2004           $-0-           -0-             -0-              -0-

George G. Cheng                       2006   $        -0-           -0-             -0-              -0-
 President

Andrew Eracleous                      2006            -0-           -0-             -0-              -0-
 Chief Financial Officer              2005           $-0-           -0-             -0-              -0-
                                      2004   $    $32,730           -0-             -0-              -0-

     Euro Group of Companies, Inc. (formerly ICT Technologies) does not maintain a stock option program, has granted no restricted stock awards and maintains no long-term incentive programs. None of the named Executive Officers has a written employment contract with Euro Group of Companies, Inc. (formerly ICT
Technologies).

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



Name and Address                 Amount and Nature            Percent of Class
of Beneficial Owner            of Beneficial Ownership(1)    Beneficially Owned
---------------------         -------------------------     --------------------
Vasilios Koutsobinas              77,481,675                        78.5%
Cheng G. Cheng                       225,500                          .2%
Andrew Eracleous                     939,500                         1.0%
Aris Constandinidies                                                  *
Paul Kotrotsios                                                       *
Georgia Dumas                                                         *

     All executive officers and directors as a group:

3 persons                         78,646,675                        79.7%



 (1)Beneficial ownership has been determined pursuant to Rule 13-d under the Exchange Act.

     Euro Group of Companies, Inc. (formerly ICT Technologies) does not maintain any equity incentive compensation plans.

--------------------------------------------------------------------------------
                                       27
--------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions


     Since the closing of the 2002 Transaction, the working capital requirements of the Company have been satisfied almost entirely through loans from Mr. Vasilios Koutsobinas, the chief executive officer and principal stockholder of Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) This indebtedness, which is payable on demand, totaled $1,467,376 at December 31, 2006 and does not bear interest.

     The Company rents its office facilities in Port Chester, New York under a sub lease agreement with Olympic Telecom, Inc., a corporation controlled by the Company's chief executive officer. The term of the sub lease agreement, which as amended provides for monthly rents ranging from $3,360 to $3,886, is February 1, 2005 to January 31, 2009.

     In February, 2005, Joshua Shainberg, then President of the Company, transferred by gift 4,000,000 shares of the Company's common stock to an allegedly charitable organization. Mr. Koutsobinas has not, at the date of this report, chosen to waive the provisions of the agreement between himself and Shainberg limiting transfers of the Company's stock. ICT Technologies- Joshua Shainberg received a fax on July 4, 2005 in its corporate office from Adil Kharzous of Fine Invest United GmbH, Karl-Rudolf-Strasse 174, 40215 Dusseldorf, Germany that mentioned, among other things, that they worked for ICT Technologies, Inc or a shareholder in ICT to sell shares to German clients. They raised Euro 500,000, half of that belongs to our sales agent Mr. Bobby. His clients "got" shares of ICTT Technologies at the Berlin and Frankfurt Stock Exchange. They "got" not the total commission of their work. There is a difference of Euro 33,000 for this sales agent and his sales people. So they are requesting to send the open amount of their work they have done for the shareholder in the company. The board of directors had not authorized this solicitation in Germany.

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

--------------------------------------------------------------------------------
                                       28
--------------------------------------------------------------------------------




                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, ICT Technologies has duly caused this financial report on Form 10-KSB for the year ended on December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized.

         EURO GROUP OF COMPANIES, INC. (formerly ICT TECHNOLOGIES, INC.)


January 9, 2007                             /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer,
                                                 Director
                                                 (Principal Executive Officer)


January 9, 2007                             /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer,
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)

--------------------------------------------------------------------------------
                                       29
--------------------------------------------------------------------------------

Exhibits


Number                             Description of Exhibits
------              ------------------------------------------------------------
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


--------------------------------------------------------------------------------