Form 10QSB/A
period 2007-03-31
EURO GROUP OF COMPANIES, INC.
filed 2008-01-09
CIK 1005663

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

                         EURO GROUP OF COMPANIES, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                            13-4070586
 ------------------------------                              -----------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)

                         Euro Group of Companies, Inc.
                 181 Westchester Avenue, Port Chester, NY 10573
                                 (914) 937-3900
          -----------------------------------------------------------
         (Address and telephone number of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b.2 of the Exchange Act).     Yes [ ]  No [X]

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

         Consolidated Balance Sheet as of March 31, 2007 (unaudited)
              and December 31, 2006 (audited)                                F-1

         Consolidated Statements of Operations for the three months
              ended March 31, 2007 and March 31, 2006 (unaudited)            F-2

         Consolidated Statements of Changes in Stockholders' Equity
              for the three months ended March 31, 2007 (unaudited)          F-3

         Consolidated Statements of Cash Flows for the three months
              ended March 31, 2007 and March 31, 2006 (unaudited)            F-4

         Notes to Consolidated Financial Statements                          F-5


Item 2. Management's Discussion and Analysis of Financial Condition and
        Plan of Operations................................................     3

Item 3. Controls and Procedures...........................................     6


PART II - OTHER INFORMATION


Item 1. Legal Proceedings.................................................     7

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......     8

Item 3. Defaults Upon Senior Securities...................................     8

Item 4. Submission of Matters to a Vote of Security Holders...............     8

Item 5. Other Information.................................................     8

Item 6. Exhibits and Reports on Form 8-K..................................     8

SIGNATURES................................................................     9

                      EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                       March 31, 2007     December 31, 2006
ASSETS                                   (Unaudited)          (Audited)

CURRENT ASSETS
Cash in banks                                       $     1,161     $    72,829
Accounts receivable, less allowance                        --
  for doubtful accounts of $ 30,057                      40,480         172,688
  and $30,057, respectively
Inventories                                             228,476          46,623
Deposit - Sim cards                                      43,644          76,500

     Total current assets                               313,761         368,640

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of
   $ 32,633 and $ 27,495, respectively                   39,500          40,680


        TOTAL ASSETS                                $   353,261     $   409,320

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Bank overdrafts                                 $    34,293     $    34,293
    Bank lines of credit                                254,826         254,826
    Accounts payable and accrued expenses                80,299         194,825
    Payroll taxes and withholdings                      439,757         416,400
    Customers' deposit                                   54,960          66,560
    Loans payable to related parties                  1,916,243       1,914,842

     Total current liabilities                        2,780,378       2,881,746

     Total liabilities                                2,780,378       2,881,746


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


See notes to consolidated financial statements.

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                              For the three      For the three
                                               months ended       months ended
                                              March 31, 2007     March 31, 2006
                                               (Unaudited)        (Unaudited)
Revenue:
Cell phones                                    $     17,996       $       --
Sim cards                                             1,400               --
Olive oil                                                50               --

          Total revenue                              19,446               --

Cost and expenses:
Cost of sales                                        17,734
Selling, general and administrative                 219,052             14,466
Depreciation                                          5,138               --
Total costs and expenses                            241,924             14,466

Income(loss) from operations                       (222,478)          ( 14,466)

Interest expense                                   ( 12,213)          ( 11,796)

Net income (loss)                              $   (234,691)      $   ( 26,262)

Basic and diluted earnings (loss) per common
 share                                         $       (.00)      $       (.00)

Weighted average shares outstanding, basic
  and diluted                                    98,447,384         86,552,634


 See notes to consolidated financial statements.



                             EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                (UNAUDITED)



                                                           Additional      Retained
                                   Common Stock             Paid-in         Earning
                             Shares          Amount         Capital        (Deficit)          Total

Balance at
January 1,2007             97,197,384     $    97,198     $ 3,270,546     $(5,840,170)     $(2,472,426)

Sale of common
 stock                      2,500,000           2,500         277,500                          280,000

Net loss for the
three months ended
March 31, 2007                                                              ( 234,691)        (234,691)

Balance at
March 31, 2007             99,697,384     $    99,698     $ 3,548,046     $(6,074,861)     $(2,427,117)


See notes to consolidated financial statements.

                                                   F-3

               EURO GROUP OF COMPANIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    For the three months ended
                                                  March 31, 2007  March 31, 2006
                                                    (Unaudited)     (Unaudited)


OPERATING ACTIVITIES
Net income(loss)                                  $ (   234,691)  $ (    26,262)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
Depreciation                                              5,138            --

Changes in operating assets and liabilities:

Accounts receivable, net                                132,208            --
Inventories                                         (   181,853)           --
Deposit                                                  32,856            --
Accounts payable and accrued expenses               (   114,526)     (   37,110)
Payroll taxes and withholdings                           23,357          11,734
Customers' deposit                                  (    11,600)           --

Net cash provided by (used in) by operating
   activities                                       (   349,111)     (   51,638)

INVESTING ACTIVITIES
Property and equipment additions                    (     3,958)           --

Net cash provided by (used in) investing
    activities                                      (     3,958)           --

FINANCING ACTIVITIES
Increase (decrease) in bank overdraft                      --        (    1,760)
Increase in loans payable to related parties              1,401          53,398
Proceeds from sale of common stock                      280,000            --

Net cash provided by (used in) financing
   activities                                           281,401          51,638

NET INCREASE(DECREASE) IN CASH                      (    71,668)           --

CASH, BEGINNING OF PERIOD                                72,829            --

CASH, END OF PERIOD                               $       1,161   $        --


See notes to consolidated financial statements.

                  EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2007
                                   (UNAUDITED)


1. Organization and Business Operations

Euro Group of Companies, Inc. ("EGCO"),(formerly ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. EGCO has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

EGCO and its subsidiaries (collectively, the ("Company") operate from their offices in Port Chester, New York. EGCO (formerly ICTT) acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006 as included in our reports on Form 10-KSB and 10-KSB/A.

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

Manufacturing and Distribution Agreement

Pursuant to an agreement effective October 18, 2006 between a Chinese corporation (the "OEM Manufacturer"), a New Jersey corporation (the "Worldwide Importer and Distributor"), and EUROSPEED Inc.(the "USA Distributor"), EUROSPEED was appointed exclusive distributor in North America of motorcycles and other transportation vehicles manufactured and sold by the Manufacturer and the Importer under trade names "EuroSpeed" and EuroStrada." The term of the agreement is five years from October 18, 2006 to October 17, 2011. The agreement is automatically renewed for an additional five years to October 17, 2016 unless either party gives 90 days prior written notice at the end of any two year period. If EUROSPEED Inc. purchases less than the minimum purchase quantities (25,000 units in year 1, 30,000 units in year 2, and an amount to be determined in year 3), Manufacturer and Importer have the right to terminate the agreement.

Exclusive Distribution Agreement

Pursuant to an agreement dated May 19, 2006, EUROSPEED Inc. appointed an Exclusive Distributor (Eurospeed USA) in North America and Israel of motorcycles and other transportation vehicles under the trade names "EuroSpeed" and "EuroStrada." The term of the agreement is five years from May 19, 2006 to May 18, 2011. The agreement is automatically renewed for an additional five years to May 18, 2016 unless either party gives 90 days prior written notice of election to terminate the agreement. If the Distributor purchases less than the minimum purchase quantities (25,000 vehicles in the first 18 months, 30,000 vehicles in year 2, and 50,000 vehicles in year 3), EUROSPEED, Inc. has the right to terminate the agreement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-QSB/A contains forward-looking statements made as of the date hereof. We assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-KSBand 10-KSB/A and Current Reports on Form 8-K, each as amended. See "Forward Looking Statements" in the forepart of this Report for a non-exclusive list of risks and uncertainties that relate to the forward looking statements herein. The following discussion relates to the results of our operations to date, and our financial condition:

General

While we focused on the marketing of Eugro Mobile products during 2006, during 2007 we have expanded our marketing efforts towards our electronics and motorcycle/scooter brand naming efforts in the United States

In 2002, we entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc. and Europhone, Inc., Eurokool and Eurospeed resulting in our assumption of manufacturing and distribution agreements for long distance calling cards and related activities, air conditioning and scooters. We have since expanded and shifted the scope of our business and prospective business to include prepaid calling cards and sim chips as well as cell phones, motorcycles as well as scooters and flat panel televisions in addition to air conditioners. Moreover, we have begun deliveries of scooters and of prepaid calling cards. Our goal has been and continues to be, manufacture of products and maintenance of our "Eugro" and "Euro" brand names.

We are currently located in Port Chester, New York. We are a holding company and our subsidiaries operate or will operate our three core businesses, which include our Europhone business and Eurospeed business and our Eurokool electronics business. Additional information on these businesses can be found in the "Business" section of the report.

We have ordered flat screen televisions of various sizes and qualities, including high definition televisions in 2007. The cost of this order, including all shipping and insurance charges was $1,500,000. We expect to receive these televisions starting in July 2007. We do not have any commitments as to the sales or distribution of these televisions. The purchase price of these televisions will be funded from orders for distribution.

To satisfy future sales of motorcycles and scooters we plan to purchase motorcycles and scooters from manufacturers located in the People Republic of China ("PRC") and South Korea that we have contracted with to produce these products when sales materialize.

We have entered into agreements with cellular phone manufacturers in China to produce mobile phone products for us.

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

While we have previously focused on marketing our Eugro Mobile related Products, in 2007 we plan on expanding our marketing efforts towards our electronics and motorcycle/scooter brand naming efforts in the United States.

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

Television and Air Conditioning Manufacturing

We have previously entered into agreements for the distribution of air conditioners manufactured by two major suppliers in the PRC: Guangdong Chigo Air Conditioning, Co. Ltd. ("Chigo") and Guangdong Richvast Company, Limited ("Richvast"). Our distribution agreement with Chigo covered the period through January 31, 2007. We are the sole agent for the distribution of Chigo products bearing the "Chigo" and "Eurokool" brand names in North, South and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of "Chigo" branded products have already taken place. The Company has not satisfied its purchase order minimums of 300,000 and 80,000 air conditioners from Chigo and Richvast respectively, in the years ending December 31, 2004, 2005 and 2006. In 2003 the Company EGCO sold approximately 1,000 air conditioners to a single customer in Greece for revenues aggregating US$136,000.

In 2004 through 2007 no air conditioners were sold, as the Company had not concentrated its business efforts on this segment.

In first quarter 2007 the Chief Executive Officer negotiated an extension of these agreements and they will be available if, and when, we need them. Wile the Company intends to resume marketing Eurokool products at some time in the future, there can be no assurance that future sales will occur. products there can be no assurance that any future sales will occur. We believe that we will have to establish a strong distribution network in order to penetrate the "main "steam" electronics retail chains and that we will not be able to compete if we do not do so. We also anticipate that the weakening dollar may cause our prices to increase.

Scooter Manufacturing

Our scooters are manufactured under contract at two factories in China:
Qianjian Motorcycle Group, Ltd. and Zhejiang Lingtian Motorcycle Co., Ltd. In 2007, we have been expanding our efforts to sell scooters in the USA, South America and Central America, while expanding our European presence through distributor relationships such as our relationship with Eurospeed U.S.A.

We have continued to finance our activities through the resources of management and have devoted the majority of our efforts to initiating our market plans for telecommunications products, plasma televisions, and motorcycles, developing sources of supply, developing and testing marketing strategy, and expanding the management team.

"EugroGold" Extra Virgin Olive Oil

In early 2007, through existing relationships, the Company acquired the Right to import a limited quantity of "EugroGold" Extra Virgin Olive Oil that had been produced and bottled in Crete, Greece. The management believes that sales of this product will augment sales volume from its core products.

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


LIQUIDITY AND CAPITAL RESOURCES


At March 31, 2007 the Company had a working capital deficiency of $2,427,177 In addition the Company continues to suffer recurring losses from operations and has an accumulated deficit of approximately $6,074,861. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations.
 However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


At March 31, 2007, loans payable to related parties were $1,916,243. This increase in loans in 2007 reflects additional operating capital loaned by affiliates of the Company's Chief Executive Officer. These loans are payable on demand. The Company has also established lines of credit with the Ponce De Leon Federal Bank. As of March 31, 2007, the balance due on these lines of credit was $254,826. The lines of credit have the personal guarantee of the Chief Executive Officer.


On January 12, 2007 the Company sold 1,500,000 shares of common stock to two accredited investors for $150,000 in cash. The proceeds of the sale were used for general corporate expenses.


Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended March 31, 2007, an evaluation was performed under the supervision of, and with the participation of the Company's Principal Executive Officer, and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-e of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13-a-15 or Rule 15d-15e as of March 31, 2007, our Principal Executive Officer and Principal Financial Officer have concluded that our financial controls and procedures are not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our Principal Executive Officer and Principal Financial Officer also concluded that as of March 31, 2007, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding disclosure.

The absence of an internal financial reporting function is recognized by management as a deficiency in our internal controls and procedures, and will be corrected with the addition of a professional internal financial reporting function.

(b)      Changes in Internal Controls

During the period ended March 31, 2007 there were no changes that occurred during our last fiscal quarter in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of rule 13a-15 or Rule 15d-15e that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

         (c) Limitations on the Effectiveness of Controls

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



                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

The company recently obtained dismissals from certain claims and releases terminating all active litigation with the company, as follows. On or about May 30, 2006, an action was commenced against certain officers of the Company entitled Robert P. Rowe, Jr. against Vasilios Koutsobinas and Andrew Eracleous, New York County Index No. 601899/06. The action asserted causes of action for breach of contract in connection with a consulting contract, negligence, corporate waste and other claims. On motion by the defendants, the Court dismissed all claims as against Eracleous and all claims against Koutsobinas except the claim for breach of contract. Thereafter, the case was settled by the remaining parties without any admission of liability or wrongdoing, in consideration for $7,867 on or about June 29, 2007. The action has been discontinued with prejudice. On or about May 30, 2006, an action was commenced against certain officers of the Company entitled Joshua Shainberg on his own behalf and on behalf of all others similarly situated against Vasilios Koutsobinas and Andrew Eracleous, New York County Index No. 601898/06. The action purported to be a shareholders derivative class action by former shareholders of the Company and alleged causes of action for negligence, dereliction of duty and conflict of interest in. After the action was commenced, Mr. Shainberg removed himself as the named plaintiff and William Gent was substituted in his place. This action has also been dismissed by the Court in its entirety with prejudice. In addition, Joshua Shainberg and William Gent general executed releases of all potential other claims against the Company, its principals, agents, employee, representatives, etc., including, but not limited to, Vasilios Koutsobinas, Andrew Eracleous and Anna Aspras on June 29, 2007 for $29,267. On or about June 13, 2006, an action was commenced against the Company and certain of its officers entitled Virtual Resources, Inc. and Dennis C. Hayes against ICT Technologies, Vasilios Koutsobinas and Andrew Eracleous, New York County Index No. 602073/06. The action asserted causes of action for breach of contract negligence, corporate waste and other claims. The Court dismissed all claims as against Koutsobinas and Eracleous, as well as all claims against the Company except breach of contract. Thereafter, this case was settled by the remaining parties without any admission of liability or wrongdoing, and the action has been discontinued with prejudice on June 29,2007 in consideration for $7,866.

Crossroad Management, LLC filed a suit against our subsidiary, Europhone USA, Inc., in the Municipal Court of Elmsford, New York for unpaid rent, interest and real estate tax escalations in 2004 in the amount of $56,347 which amount is included in the accrued expenses payable in the accompanying consolidated balance sheet as of March 31, 2007.

In July 2007, EGCO (formerly ICTT) and Eurospeed Inc. satisfied our previous outstanding New York State Payroll Tax obligations. We are also attempting to settle certain outstanding tax liabilities with the United States Internal Revenue Service relating to payroll withholding taxes. The IRS claims that total liabilities equal $334,787 as of December 31, 2006. $55,000 has been paid to the IRS in 2006.

There are no other material legal proceedings pending or, to its knowledge, threatened against Euro group of Companies, Inc..



Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2007 the Company sold 1,500,000 shares of common stock to two accredited investors for $150,000 in cash. The proceeds of the sale were used for general corporate expenses.


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

10.3          Agreement with Parallel No Limit, Inc. ****

21            Subsidiaries of Small Business Issuer

31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of the Company's Chief Executive Officer pursuant to 8 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Incorporated by reference to Exhibit 3(iii) from the Company's Form 10-KSB for the annual period ended December 31, 2001, filed on April 29, 2002.

** Incorporated by reference from the Company's Form 10-SB12G, filed with the Securities and Exchange Commission on March 6, 2000.

*** Incorporated by reference to Exhibit 10.1 from the Company's Form 8-K/A, dated May 9, 2002.

**** Incorporated by reference to Exhibit 10.1 from the Company's Form 8-K, dated April 23, 2007.



(b) Reports on Form 8-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies has duly caused this financial report on Form 10-QSB/A for the quarter ended on March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

ICT TECHNOLOGIES, INC.

       January 9, 2008                      /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer,
                                                 Director
                                                 (Principal Executive Officer)




       January 9, 2008                      /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer,
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)

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

10.3          Agreement with Parallel No Limit, Inc. ****

21            List of Subsidiaries.

31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act.

31.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act.

32.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Incorporated by reference to Exhibit 3(iii) from the Company's Form 10-KSB for the annual period ended December 31, 2001, filed on April 29, 2002.

** Incorporated by reference from the Company's Form 10-SB12G, filed with the Securities and Exchange Commission on March 6, 2000.

*** Incorporated by reference to Exhibit 10.1 from the Company's Form 8-K/A, dated May 9, 2002.

**** Incorporated by reference to Exhibit 10.1 from the Company's Form 8-K, dated April 23, 2007.