Form 10QSB/A
period 2007-06-30
EURO GROUP OF COMPANIES, INC.
filed 2008-01-09
CIK 1005663

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

                             ICT Technologies, Inc.
                                  -------------
                                 (previous name)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X] No [ ]

indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b.2 of the Exchange Act)        Yes [ ] No [X}

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

         Consolidated Balance Sheet as of June 30, 2007 (unaudited)
              and December 31, 2006 (audited)                                F-1

         Consolidated Statements of Operations for the six months
              ended June 30, 2007 and June 30, 2006 (unaudited)              F-2

         Consolidated Statements of Changes in Stockholders' Equity
              for the six months ended June 30, 2007 (unaudited)             F-3

         Consolidated Statements of Cash Flows for the six months
              ended June 30, 2007 and June 30, 2006 (unaudited)              F-4

         Notes to Consolidated Financial Statements                          F-5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.............................................     3

Item 3. Controls and Procedures...........................................     6


PART II - OTHER INFORMATION


Item 1. Legal Proceedings.................................................     7

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds...........................................................     8

Item 3. Defaults Upon Senior Securities...................................     8

Item 4. Submission of Matters to a Vote of Security Holders...............     8

Item 5. Other Information.................................................     8

Item 6. Exhibits and Reports on Form 8-K..................................     8

SIGNATURES................................................................     9

                   EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS



                                                       June 30,     December 31,
                                                        2007            2006
ASSETS                                               (Unaudited)     (Audited)

CURRENT ASSETS
Cash in banks                                        $    51,836    $    72,829
Accounts receivable, less allowance                         --
  for doubtful accounts of $ 30,057                       41,008        172,688
  and $30,057, respectively
Inventories                                              269,884         46,623
Deposits - Sim cards                                      40,661         76,500
         - Portal software                                20,000           --
         - Chinapack Ningbo motorcycles                   12,556           --

     Total current assets                                435,945        368,640

PROPERTY AND EQUIPMENT, net of
   accumulated depreciation of
   $ 37,771 and $ 27,495, respectively                    34,361         40,680


        TOTAL ASSETS                                 $   470,306    $   409,320

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
    Bank overdrafts                                  $    34,293    $    34,293
    Bank lines of credit                                 254,826        254,826
    Accounts payable and accrued expenses                122,815        194,825
    Payroll taxes and withholdings                       396,876        416,400
    Customers' deposit                                    61,516         66,560
    Loans payable to related parties                   1,904,335      1,914,842

     Total current liabilities                         2,774,661      2,881,746

     Total liabilities                                 2,774,661      2,881,746

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock, $.001 par value; authorized
10,000,000 shares, issued and outstanding
0 shares
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
102,697,384 and 97,197,384 shares,
   respectively                                          102,698         97,198
Additional paid-in capital                             3,993,546      3,270,546
Retained earnings (deficit)                           (6,400,599)    (5,840,170)

     Total stockholders' equity
        (deficiency)                                  (2,304,355)    (2,472,426)

     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIENCY)                          $   470,306    $   409,320


See notes to consolidated financial statements



                                           ICT TECHNOLOGIES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                               For the three       For the three        For the six           For the six
                                               months ended        months ended         months ended          months ended
                                               June 30, 2007       June 30, 2006        June 30, 2007        June 30, 2006
                                                (Unaudited)         (Unaudited)          (Unaudited)          (Unaudited)

Revenue:

Commissions-prepaid cards activations          $     13,617                 --           $     13,617         $       --

Prepaid cards                                        14,688                 --                 14,688                 --

Cell Phones                                             104                 --                 18,100                 --

Sim cards                                               800                 --                  2,200                 --

Televisions                                           2,400                 --                  2,400                 --

Olive Oil                                               461                 --                    511                 --

                             Total Revenue           32,070                 --                 51,516                 --


Cost and Expenses: Cost of Sales                     17,353                 --                 35,087                 --

Selling, general and administrative                 322,694               12,276              541,746               26,742

Depreciation                                          5,138                 --                 10,276                 --

                  Total costs and expenses          345,185               12,276              587,109               26,742


Income (loss) from operations                      (313,115)             (12,276)            (535,593)             (26,742)

Interest expense                                    (12,263)             (11,545)             (24,836)             (23,341)

                         Net Income (loss)     $   (325,738)        $    (23,821)        $   (560,429)        $    (50,083)


Basic and diluted earnings (loss) per
common share                                          (0.00)               (0.00)               (0.00)               (0.00)
Weighted average shares outstanding,
basic and diluted                              $ 99,947,384         $ 86,552,634         $ 99,947,384         $ 86,552,634


See notes to consolidated financial statements.

                                                             F-2



                             EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                               (UNAUDITED)



                                                          Additional       Retained
                                Common Stock               Paid-in          Earning
                          Shares           Amount          Capital         (Deficit)           Total
Balance at
January 1, 2007         97,197,384     $     97,198     $  3,270,546     $ (5,840,170)     $ (2,472,426)

Sale of common
stock                    5,500,000            5,500          723,000                            728,500
2472
Net loss for the
six months
ended June 30, 2007                                                        (  560,429)       (  560,429)
Balance at
June 30, 2007          102,697,384     $    102,698     $  3,993,546     $ (6,400,599)     $ (2,304,355)


See notes to consolidated financial statements.

                                                   F-3

                EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                    For the six months ended
                                                 June 30, 2007     June 30, 2006
                                                  (Unaudited)       (Unaudited)

OPERATING ACTIVITIES
Net income(loss)                                $ (   560,429)    $ (    50,083)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
Depreciation                                           10,276              --

Changes in operating assets and liabilities:

Accounts receivable, net                              132,736              --
Inventories                                       (   140,445)             --
Deposit                                                45,412              --
Accounts payable and accrued expenses             (   159,526)       (   37,110)
Payroll taxes and withholdings                    (    24,896)           23,341
Customers' deposit                                (    18,156)             --

Net cash provided by (used in) by operating
   activities                                     (   715,028)       (   63,852)

INVESTING ACTIVITIES
Property and equipment additions                  (    23,958)             --

Net cash provided by (used in) investing
    activities                                    (    23,958)             --

FINANCING ACTIVITIES
Increase (decrease) in bank overdraft                    --                 123
Decrease in loans payable to related parties      (    10,507)           63,729
Proceeds from sale of common stock                    728,500              --

Net cash provided by (used in) financing
   activities                                         717,993              --

NET INCREASE(DECREASE) IN CASH                     (   20,993)             --

CASH, BEGINNING OF PERIOD                              72,829              --

CASH, END OF PERIOD                             $      51,836     $        --


See notes to consolidated financial statements.

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2007
                                   (UNAUDITED)


1. Organization and Business Operations

Euro Group of Companies, Inc. ("EGCO") (formerly ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. EGCO has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

EGCO (formerly ICTT) and its subsidiaries (collectively, the ("Company") operate from their offices in Port Chester, New York. EGCO acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.

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

Manufacturing and Distribution Agreement

Pursuant to an agreement effective October 18, 2006 between a Chinese corporation (the "OEM Manufacturer"), a New Jersey corporation (the "Worldwide Importer and Distributor"), and EUROSPEED, Inc. (the "USA Distributor"), EUROSPEED, Inc. was appointed exclusive distributor in North America of motorcycles and other transportation vehicles manufactured and sold by the Manufacturer and the Importer under trade names "EuroSpeed" and EuroStrada." The term of the agreement is five years from October 18, 2006 to October 17, 2011. The agreement is automatically renewed for an additional five years to October 17, 2016 unless either party gives 90 days prior written notice at the end of any two year period. If EUROSPEED, Inc. purchases less than the minimum purchase quantities (25,000 units in year 1, 30,000 units in year 2, and an amount to be determined in year 3), Manufacturer and Importer have the right to terminate the agreement.

Exclusive Distribution Agreement

Pursuant to an agreement dated May 19, 2006, EUROSPEED, Inc. appointed an Exclusive Distributor, Eurospeed USA, in North America and Israel of motorcycles and other Transportation vehicles under the trade names "EuroSpeed" and "EuroStrada." The term of the agreement is five years from May 19, 2006 to May 18, 2011. The agreement is automatically renewed for an additional five years to May 18, 2016 unless either party gives 90 days prior written notice of election to terminate the agreement. If the Distributor purchases less than the minimum purchase quantities (25,000 vehicles in the first 18 months, 30,000 vehicles in year 2, and 50,000 vehicles in year 3), EUROSPEED, Inc. has the right to terminate the agreement.

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



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 the Company had a working capital deficiency of $2,338,776 In addition the Company continues to suffer recurring losses from operations and has an accumulated deficit of approximately $6,400,600. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2007, loans payable to related parties were $1,904,335 This decrease in loans in 2007 reflects operating capital loaned by affiliates of our Chief Executive Officer. These loans are payable on demand. We have also established lines of credit with the Ponce De Leon Federal Bank.
 As of June 30, 2007, the balance due on these lines of credit was $254,826. The lines of credit have the personal guarantee of our Chief Executive Officer.

During the six months ended June 30, 2007 the Company raised $728,500 with the issuance of 5,500,000 shares of common stock. The funds generated from the sale of stock were used for general corporate purposes.

Item 3. Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended June 30, 2007, an evaluation was performed under the supervision of, and with the participation of the Company's Principal Executive Officer, and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-e of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13-a-15 or Rule 15d-15e as of June 30, 2007, our Principal Executive Officer and Principal Financial Officer have concluded that our financial controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported. Our Principal Executive Officer and Principal Financial Officer also concluded that as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding disclosure.

(b)      Changes in Internal Controls

         During the period ended June 30, 2007 management corrected a previously identified deficiency with the addition of a full-time internal financial reporting staff. There was no other change that occurred during our last fiscal quarter in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of rule 13a-15 or Rule 15d-15e that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2007,Euro Group (formerly ICTT) and Eurospeed Inc. satisfied our previous outstanding New York State Payroll Tax obligations. We are also attempting to settle certain outstanding tax liabilities with the United States Internal Revenue Service relating to payroll withholding taxes. The IRS claims that total liabilities equal $334,787 as of December 31, 2006. $55,000 was paid to the IRS in 2006.

There are no other material legal proceedings pending or, to its knowledge, threatened against Euro Group of Companies, Inc. (formerly ICT Technologies).

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2007 the Company raised $728,500 with the sale of 5,500,000 shares of common stock.

During the three months ended June 30, 2007 the Company raised $578,500 with the sale of 4,000,000 shares of common stock. The proceeds from the sale of Company stock were used for general corporate purposes.


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

** Incorporated by reference from the Company's Form 10-SB12G, filed with the Securities and Exchange Commission on March 6, 2000.

*** Incorporated by reference to Exhibit 10.1 from the Company's Form 8-K/A, dated May 9, 2002.

**** Incorporated by reference to Exhibit 10.1 from the Company's Form 8-K, dated April 23, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) has duly caused this financial report on Form 10-QSB/A for the second quarter ended on June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized.

EURO GROUP OF COMPANIES INC.

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


January 9, 2008
                                            /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)

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