Form 10KSB
period 2007-12-31
EURO GROUP OF COMPANIES, INC.
filed 2008-05-15
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB




      (Mark One)

     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2007

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from           to
                                             ----------   ----------

                        Commission File Number 000-29805



                          EURO GROUP OF COMPANIES, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                            13-4070586
 ------------------------------                              ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer ID)
 Incorporation or Organization)                              Identification No.)


                          Euro Group of Companies, Inc.
                              181 Westchester Ave.
                             Port Chester, New York                 10573
                     --------------------------------------        --------
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

     The issuer's revenues for its most recent fiscal year were: $113,645

     The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.24 per share, was $7,356,508 as of April 24, 2008 and no non-voting equity is issued.

     At April 24, 2008, the registrant had outstanding 114,573,292 shares of Common stock, par value .001 per share.

     Transitional Small Business Disclosure Format (check one): Yes |_| NO |X|

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Table of Contents
                                                                            Page
                                                                            ----
Part I

Item 1 Description of Business                                                1

Item 2 Description of Property                                                8

Item 3 Legal Proceedings                                                      8

Item 4 Submission of matter to a Vote of Security Holders                     9

Part II

Item 5 Market for Common Equity and Related Stockholder
Matters                                                                       9

Item 6 Management Discussion and Analysis of Plan of
Operations                                                                    11

Item 7 Financial Statements                                                  F-1

Item 8a Controls and Procedures                                               13

Item 8b Other Info                                                            13

Part III

Item 9  Directors, Executive Officers, Promoters and Control
Persons Compliance with Section 16(a) of the Exchange Act                     14

Item 10  Executive Compensation                                               17

Item 11  Security Ownership of Certain Beneficial Owners and
Management, and Related Matters                                               18

Item 12  Certain Relationships and Related Transactions                       19

Item 13  Exhibits                                                             19

Item 14  Principal Accountant Fees and Services                               20

Part I

Item 1 Description of the Business

THE COMPANY
-----------

Euro Group of Companies, Inc., formerly ICT Technologies, Inc., (the "Company" or "Euro Group") was organized as a Delaware corporation on May 27, 1999, and is the successor by merger to a New York corporation formed on February 8, 1994. On November 5, 2007 the name of the Company was officially changed to "Euro Group of Companies, Inc.," and on November 9, 2007 the Company's stock symbol was changed to "EGCO".

BACKGROUND
----------

     The Company was originally incorporated under New York law in 1994, and became a Delaware corporation on May 27, 1999. In 2002 the Company acquired the business interests of Europhone, Inc., Eurokool, Inc., and Eurospeed, Inc. from an individual who owned 100% of the stock in these companies in an exchange of stock (the 2002 transaction). The terms of the 2002 Transaction were amended in April 2003 to include the contribution by this individual to the Company of 100% ownership interest in Europhone USA. Neither Eurospeed, Inc. nor Eurokool, Inc. had significant business operations at the time of the transaction. At the time of the 2002 Transaction, the acquired subsidiaries were subject to various distribution agreements relating to the sale of long distance and internet services and to the manufacture and distribution of air conditioners, motorcycles and mobile telephone services, which are described more fully below. Certain of these distribution arrangements have since been terminated as the Company decided to shift its focus to calling card services and sim chips and to establishing manufacturing arrangements for the sale of air conditioners and scooters.

     As a result of the 2002 transaction and subsequent contribution of Europhone USA, Inc., the seller of the acquired businesses was issued 78,000,000 shares of the Company's common stock and became Chief Executive Officer and Chairman of the Board of Directors of the Company.

     The Company's principal executive office is located at 181 Westchester Avenue, Port Chester, New York 10573 and its telephone number is (914) 937-3900. Information about Euro Group of Companies, Inc. (formerly ICT Technologies) may be found on its website at "www.eugro.com." Information found on the Euro Group of Companies, Inc. (formerly ICT Technologies) website should not be considered part of this annual report on Form 10-KSB and should not be relied upon in evaluating the Company.

Euro Group of Companies is an operating company whose subsidiary companies market and sell the "Euro" and "Eugro" families of products. The Company operates in three separate and distinct business areas - telecommunications products and services, transportation products, and consumer electronics.

PRODUCTS
--------

TELECOMMUNICATIONS
------------------

The Company's Europhone subsidiary is an MVNO (Mobile Virtual Network Operator) involved in the wholesale selling of wireless hand sets, domestic and international prepaid cellular services, domestic and international prepaid calling cards and Verizon "FiOS" services.

Mobile handsets and mobile air-time services: The Company's "Eugro" Mobile segment is a reseller of prepaid airtime on both GSM and CDMA mobile phones utilizing the Cingular and Verizon networks. Eugro Mobile offers 30 to 90 day calling plans covering local, domestic long distance and international calls. The Company also offers Dual Sim Chip handsets, which are unique GSM phones that provide access for two sims in one phone.

International Wireless Services: The Company's Eugro World Sim allows any tri-band GSM phone to be utilized in over 100 countries at low per minute rates. In March 2008 Europhone concluded the sale of $2,500,000 of World Sim cards to a customer in the United States. A portion of the World Sim cards, with revenue value of $750,000, were delivered to the customer in March, 2008 . The revenue will be recognized in the first quarter, 2008.

Prepaid calling cards: The "Eugro' prepaid calling card is a USA outbound calling card, marketed as $2.00, $5.00 and $10.00 cards. The Company offers rates as low as $0.01 per minute. The Company's unlimited calling plan provides service to approximately 40 countries for a defined time period (typically one week or one month) at a fixed price, no matter how many calls are made.

Verizon "FiOS": The Company has signed a three year agreement with Verizon Communications as an authorized agent of Verizon's FiOS TV, FiOS Internet Services, Verizon High Speed Internet, and voice services. Verizon FiOS is the brand name for the new services offered over Verizon's advanced fiber-optic broadband network. Verizon is the only major telecom company that is installing fiber-optic lines directly to customers' homes on a mass scale in the country.

Europhone USA will market Verizon's FiOS services along Euro Group's consumer electronics products, such as the Eugro brand's family of state-of-the-art Full HD Flat Screen televisions, laptops, digital cameras, blue tooth communication devices and other accessories at highly trafficked mall locations and selected retail stores in New Jersey and New York.

TRANSPORTATION PRODUCTS
-----------------------

The Company's Eurospeed subsidiary imports and markets, to customers in the United States, South America, Europe and the Middle East, scooters, motorcycles, all-terrain vehicles (ATVs) and related products from contract manufacturers in the Peoples' Republic of China (China). The products we import to the United States have received DOT (Department of Transportation) and EPA (Environmental Protection Agency) certifications.

In 2007 the Company obtained a license from the United States National Highway Traffic Safety Administration to assemble motorcycles and scooters for street use in the United States, and received a proprietary Eurospeed VIN number to allow the sale of these vehicles. In 2007 the Company also obtained licenses, and a proprietary VIN number, to manufacture these products at a Company-owned plant in China.

In 2008 the Company plans to initiate operations at a wholly owned and operated China manufacturing facility, and in 2009 plans to assemble transportation products in a dedicated facility in the United States. The Company believes that having its own facility in China will enable the Company to better manage quality control and product availability at lower cost. The ability to assemble product in the United States will provide a marketing advantage for sales in North and South America, and to prospective accounts in Europe.

Eurospeed, Inc. has appointed an Exclusive Distributor, American Motor Sports, LLC, for sales in the United States, Canada and Puerto Rico, and the Distributor has begun to assemble a national Dealer network of new car dealers who are eager to add additional higher margin products to their offering. The Distributor expects to have signed at least 500 dealers in his territory by the end of 2010. As of the end of 2007 Eurospeed, Inc. has received orders from its Exclusive Distributor for scooters and ATVs aggregating approximately $425,000. No payment has been received from the Exclusive Distributor, and no shipment will be made before payment is received. Once payment has been received, Eurospeed will immediately deliver the product to the dealers. In addition to the US order placed by the Exclusive Distributor, in late 2007 the Company has received an order for motor scooters, valued at approximately $100,000, for immediate delivery to customers in Europe. The order shipped in January, 2008, and the revenue will be recognized in the First Quarter, 2008.

Each new dealer member of the dealer network will be required to issue a $250,000 transferable commercial letter of credit to the benefit of Eurospeed as security for the purchase of product, and, in return, Eurospeed will provide extended payment terms to the dealers. These Letters of Credit will allow Eurospeed to secure working capital facilities for the purchase of vehicles and parts from the Company's manufacturing partners in China.

CONSUMER ELECTRONICS
--------------------

The Company's Eurokool subsidiary imports and markets split-wall air conditioners, electric power generators, laptop computers, MP-4 players, and Bluetooth communication devices from China, and Full High Definition flat-screen LCD televisions in sizes ranging from 22" to 52" purchased from manufacturers in Taiwan, China and Korea.

The company's state-of-the-art electronic products are made available through a network of proprietary relationships with Asian manufacturers, and sold through international distributors, sub-agents and affiliates.

MANUFACTURING
-------------

To date the Company has owned and operated no manufacturing operations. Europhone purchases cellular phones from various mobile phone manufacturers approved by the carriers the Company utilizes. As an MVNO (Mobile Virtual Network Operator), Europhone is an authorized agent for AT&T and Verizon telephone calling service products.

The Eugro "World Sim" card is supplied by a contract manufacturer in Europe, and the worldwide calling services are provided by selected telecommunications carriers in Europe, such as Telefonica. Europhone is an authorized agent that purchases time in bulk from wholesale providers who own and operate "switches". The Company markets private label prepaid air time for home and mobile telephone use.

The Company's Eurospeed subsidiary has entered into contract manufacturing agreements with Qianjiang Motorcycles Group, Ltd. and Zhejiang Lingtian Motorcycle Co., Ltd. For the manufacture of scooters, motorcycles and ATVs under the Eurospeed name. The Company's contract manufacturers of transportation products have secured all required Department of Transportation (DOT) and Environmental Protection Administration (EPA) permits and licenses to allow the sale of these products in the United States.

The Company's Eurokool subsidiary utilizes a number of contract manufacturers to produce its consumer electronic products.

Eurokool purchases laptop computers, MP-4 players, digital cameras and Bluetooth communication devices from selected manufacturers in China. The Company purchases air-conditioners of various types (split units that offer both cooling and heat, window and floor units) from Guangdong Chigo Air Conditioning Co., Ltd. under a manufacturing agreement originally signed in 2002 and renewed for an additional five years in January, 2007, Eurokool was appointed as the sole agent for the distribution of Chigo products bearing both the "Chigo" and "Eurokool" brand names in North, South, and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of Chigo branded products have already taken place, namely China, Greece and certain other countries Before sales of air conditioners could commence in the United States, the Company was required to obtain Underwriter's Laboratory and other regulatory approvals. During 2007 our contact manufacturer, Chigo, obtained Underwriters Laboratory (UL) and other regulatory approvals on five separate Chigo models allowing for sale of these products in the United States.

While the Company made no air-conditioner sales in 2007 due to the lack of permits, intensive marketing efforts were made in Europe, and the Company expects significant air-conditioner revenues to European accounts in 2008.

COMPETITION

The Company faces competition from large, well-established, and well-funded companies in each of our product and service areas. Euro Group of Companies and its subsidiaries must rely on innovation and prompt response to changing market needs to obtain market share.

The Europhone business segment competes with many of the large telecommunications providers, including ATT, Cingular, Verizon and Sprint. The Company competes with them for both cellular time and prepaid calling services.

The Company also competes with Virgin Mobile, Inc., Locus Communications, Inc., and Tracfone Wireless, Inc. and others with significant resources for sales of prepaid calling telephone time. The Company believes that its long-distance and prepaid calling services are competitive based on price, although an across-the-board decrease in telecommunication rates charged by the major carriers may increase pressure on operating margins.

The Eurospeed brand of transportation products is a new and untried entry to the market for scooters, motorcycles and ATVs. The Company expects to compete with such well known names as Honda, Suzuki, Kawasaki and Piaggio (a/k/a Vespa) by offering products of comparable quality at a very competitive price through our newly formed network of existing new car dealers. To support our entry into the competitive marketplace Eurospeed will offer enhanced product warrantees, a fully functioning spare parts program that will become the model for the industry, and domestic assembly of products.

The Eurokool subsidiary competes with such major competitors as GE, LG, Motorola, Samsung and Dell. For each of our consumer electronic products the Company expects to compete based on price and by being first to the market with innovative, new products.

MARKETING AND SALES

The Company currently has five employees (other than executive staff) involved in sales and marketing. The Company is aggressively seeking independent distributors to represent the sale of certain of its telecommunications products under exclusive and non-exclusive distribution arrangements.

Eurospeed products are being marketed internationally through select customers in Greece. For sales in the United States, Canada and Puerto Rico, the Company has entered an exclusive distribution agreement with a Connecticut-based entity, American Motor sports, LLC (d/b/a Eurospeed USA, Inc.).The exclusive distributor is establishing a network of new car dealers to sell and service Eurospeed products and accessories in assigned territories. As an essential component of the strategy to build the Eurospeed "brand" identity, the exclusive distributor and each member of the national dealer network will be required to use the Eurospeed name in the market, e.g., "Eurospeed of Tucson".

As of the end of 2007 the Company has identified the consumer electronics products that it will offer, and has negotiated supply agreements with China based manufacturers for delivery of product in 2008. The Company has not yet established a distribution network for these products.

SEASONALITY

The Company has experienced no seasonality in the marketing of telecommunications products. For Eurospeed transportation products the prime selling season for scooters and motorcycles is March through September, and it is expected that ATV and UTV (Utility vehicle) sales will not be affected by seasonality.

Consumer electronics products have traditionally seen higher sales in calendar fourth quarter in the United States.

EMPLOYEES

The Company has eleven employees in the United States and plans to add another eight employees at its offices in China. None of the Company's employees are represented by labor unions, and the Company considers its employee relations to be very good.

GOVERNMENT REGULATION

Motorcycles and Scooters


     The motorcycles and scooters to be distributed by our Eurospeed subsidiary are subject to certification by the U.S. Environmental Protection Agency ("EPA") for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. Our motorcycle products have received EPA certified to comply with these standards, which certifications must be renewed regularly. We believe that Eurospeed U.S.A, our exclusive distributor in the United States, is registered in all states that require registration to distribute motor vehicles, other then California, Alaska and Hawaii. We have also been granted a "VIN number" designation by the United States Department of Transportation to manufacture our motorcycles and scooters for all road use, with a unique Eurospeed "VIN number," designated for all products. (See "United States Department of Transportation VIN Numbers," above.) We will require USEPA certification of our products before we can sell products of our own manufacture.

     Certain states have minimum product and general liability and casualty insurance liability requirements prior to granting authorizations or certifications to distributors, such as Eurospeed U.S.A., to sell motor vehicles and scooters. Without this insurance neither Eurospeed U.S.A. nor we or any other distributor are permitted to sell these vehicles to motor vehicle dealers in certain states. We have secured a products liability policy of $2 million with umbrella coverage of up to an additional $3 million at a cost of approximately $50,000 per year. While we believe that these policy limits will be sufficient initially in order to qualify us to do business, the insurance requirements that are imposed upon us may vary from state to state, and will increase if and as sales increase or as the products we offer increase in variety. Additionally, these insurance limits do not represent the maximum amounts of our actual potential liability and motor vehicle liability tort claims may exceed these claim amounts substantially. No assurance can be made that we will be able to satisfy each state's insurance coverage requirements or that we well be able to maintain the policy limits necessary from time to time in order to permit sales of our products in various jurisdictions that require such coverage and, if a liability arises, no assurance can be made that these insurance limits will be sufficient.

Air Conditioners

     Approvals have been secured by our supplying manufacturers for the sale of all air conditioners in Europe (CE approval) and the Company has been granted, as of mid-2007, Underwriter Laboratories (UL Listing) approvals for the sale of five models of air conditioners in the United States. See also "Environmental Regulation" below.

                                       6
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Reliance on Third Party Telecommunications Providers

     When we resell long distance telephone services, and prepaid mobile airtime, we rely on third party carriers to comply with applicable laws and regulations. We have no control over the manner in which these companies operate. Domestic or foreign regulatory, judicial, legislative or political entities may raise issues regarding the compliance of these companies with applicable laws or regulations, or limit their ability to provide the services Euro Group of Companies (formerly ICT Technologies) resells.

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

     Euro Group subcontracts manufacturing of both our motorcycle/scooter and electronic refrigeration and television products to companies in China and Korea. To the best of our knowledge, we believe that these manufacturing facilities are in compliance with applicable environmental regulations in the countries in which they are located. However, if such entities are not in compliance, or are unable to indemnify us, we may be subject to liability.

     Environmental contingencies are not expected to have a material adverse effect on our results of operations.

State and Foreign Laws

     Our products and services are distributed and/or accessible worldwide, which require compliance with the laws of different jurisdictions. Because certain of our services are distributed and/or accessible worldwide, many jurisdictions may claim that we are required to comply with their laws. We believe that we have taken all appropriate regulatory actions required to conduct its business to date. Our failure to qualify to do business (or to have any of our subsidiaries qualify to do business) in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in the inability of Euro Group of Companies to enforce contracts in such jurisdictions.


Intellectual Property and Other Proprietary Rights


     We (or our respective subsidiaries, as the case may be) own registered trademarks for our Eurokool and Eurospeed and Europhone brands. Our "Eugro" mark has been in use by our Europhone subsidiary since 2006 and is owned by the Euro Group CEO, and is copywright registered. Our success depends in part upon our ability to protect our trademarks, service mark, and trade secrets. Effective trademark, service mark, and trade secret protection may not be available in every country in which our products and services are made available, and thus, the steps that we take may be inadequate to protect our rights. In addition,

                                        7
--------------------------------------------------------------------------------
no assurance can be made that our marks will not conflict with marks already used by others. If we are unable to use our marks we will be adversely affected.We currently hold the Internet domain names "www.icttechnologies.com", "www.EurophoneUSA.com ", " www.GoEurospeed.com " and " www.Eurokool.com ". We also have the rights to use the "www.Eugro.com " domain name which is owned by the Company's C.E.O.
--------------------------------------------------------------------------------

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

Insurance

The Company maintains a general commercial liability policy in the amount of $2,000,000, and an Umbrella policy in the amount of $3,000,000.

Item 2. Description of Property

     We occupy 2,840 square feet of office space at 181 Westchester Avenue, Port Chester, New York 10573 which we sublease on a pass-through basis from Olympic Telecom, Inc., an entity owned by the Company's Chief Executive Officer and majority stockholder. The annual rental rate, which has been independently determined to be "at market", increased to $44,278 for 2007. The lease is a five year lease, with a five year option to extend with 3% per annum rate increases and initially expires January 31, 2009. We do not currently have renters or casualty insurance on this property, but do not believe that it is necessary as we do not maintain valuable assets at this location and do not own the property itself. We have no present plans to lease additional space unless, and until, our operations increase.

Item 3. Legal Proceedings

Crossroad Management, LLC filed a suit against our subsidiary, Europhone USA, Inc., in the Municipal Court of Elmsford, New York for unpaid rent, interest and real estate tax escalations in 2004 in the amount of $56,347 which amount is included in the accrued expenses payable in the accompanying consolidated balance sheet as of September 30, 2007.We have received no pleadings in this matter since the suit was initiated.

In October 2007 the Company reached a negotiated payment plan with the IRS for payment of all Eurospeed Inc. federal tax liabilities. The settlement calls for sixteen monthly payments of $7,000, and the first payment was made, as required, in November 2007. All subsequent monthly payments have been made to date as per the agreement.

Item 4. Submission of Matters to a Vote of Security Holders

On September 26, 2007 shareholders representing over 80% of the voting shares outstanding voted to change the name of the Company from ICT Technologies, Inc. to the Euro Group of Companies, Inc. The name change became effective on November 5, 2007. On November 9, 2007 the Company was informed that the trading symbol for its common stock had been changed from "ICTT" to "EGCO".

Item 5. Market for Common Equity and Related Stockholder Matters

     Euro Group of Companies (formerly ICT Technologies) common stock trades on the "Pink Sheets" under the symbol "EGCO" (formerly ICTT). Our securities are thinly traded and previous prices are not necessarily indicative of future prices or reflect future sales. Trading in the common stock in the pink sheets has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual broker bids or offer prices and market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. Accordingly, a public market for these securities may not be deemed to exist at all times. The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:


Fiscal Years:

                                            High                     Low
                                            -----------------------------
         2007
         Dec. 31, 2007                      $0.20                   $0.06
         Sept. 30, 2007                      0.23                    0.10
         June 30, 2007                       0.20                    0.06
         Mar. 31, 2007                       0.14                    0.05
         2006
         Dec. 31, 2006                      $0.24                    0.02
         Sept. 30, 2006                      0.07                    0.03
         June 30, 2006                       0.07                    0.02
         Mar. 31, 2006                       0.07                    0.02

     As of December 31, 2007 there were approximately 294 record owners of our common stock.

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

     Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.


------------------------------------------------------------------------------------------------------------------------------------
                                                    EQUITY COMPENSATION PLAN INFORMATION


                                                           (a)                  (b)                   (c)
                                                 ------------------------------------------------------------------
                                                                                            Number of Securities
                                                  Number of Securities    Weighted-Average   Remaining Available
                                                   to Be Issued upon    Exercise Price of    for Future Issuance
Plan Category                                         Exercise of           Outstanding          Under Equity
                                                  Outstanding Options,   Options, Warrants     Compensation Plans
                                                  Warrants and Rights       and Rights            (Excluding
                                                                                             Securities Reflected
                                                                                                in Column (a))
----------------------------------------------        -------------        -------------         -------------
Equity compensation plans approved
 by security holders  (1)                                  -0-                  n/a                   -0-

                                                      -------------        -------------         -------------
Equity compensation plans not
 approved by security holders  (2)                         -0-                  n/a                   -0-

                                                      -------------        -------------         -------------

Total                                                      -0-                  n/a                   -0-
                                                      =============        =============         =============

1) We do not have any equity compensation plans approved by the security holders.
2) We do not have any equity compensation plans not approved by the security holders.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2007 the Company sold 3,961,668 shares of common stock for $635,470, and issued 50,000 shares of common stock for services valued at $12,500.

During the twelve months ended December 31, 2007 the Company issued 10,635,908 shares of common stock for $1,540,105, and 50,000 shares of common stock for services valued at $12,500.

     Management believes that these sales were exempt from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Regulation D. No sales commissions or finders fees were paid in connection with such sales.

                                       10

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

     The following discussion relates to the results of our operations to date, and our financial condition:

General

In 2002 the Company acquired the assets and the business of Europhone USA, Inc. and Europhone, Inc., Eurokool, and Eurospeed, and assumed the manufacturing and distribution agreements for long distance calling cards and related activities, and for air-conditioners and scooters. The Company has since expanded the product offering to include prepaid calling cards and sim chips, cell phones, other transportation products, such as motorcycles and ATVs, and consumer electronics products. The Company's goal is, and has been, to build its "Eugro" and "Euro" brand names.

The Company is currently located in Port Chester, New York. The Company is an operating company whose subsidiaries operate its core business units: Europhone, Eurospeed and Eurokool.

Business Activities

For the twelve months ended December 31, 2007 the Company recognized revenues of $113,645 compared to revenues of $161,348 for the twelve months ended December 31, 2006, a decrease of $47,703, or 14%. The decrease in revenues year over year is primarily attributable to lower sales of international and prepaid calling cards made in fourth quarter, 2007. The Company recognized revenues from the sale of motor scooters of $144,630 in 2006 compared to $4,561 in 2007. The Company received an order for transportation products aggregating approximately $100,000 in December 2008 that was shipped in January 2008. In March 2008 the Company's Europhone USA, LLC subsidiary concluded the sale of $2,500,000 of World Sim cards to a customer in the United States. A portion of the order was delivered to the customer in March 2008, and the revenue for these sales will be recognized in the first quarter, 2008.

Cost of sales for the twelve months ended December 31, 2007 was $134,899 compared to $151,709 for the period ended December 31, 2006, a decrease of $16,810, or 11%.

The Company experienced a gross loss of $21,254 for the twelve month period ended December 31, 2007 compared to a gross profit of $9,639 for the twelve months ended December 31, 2006.

For the twelve months ended December 31, 2007 selling, general and administrative expenses were $1,263,556 compared to $380,858 for the twelve months ended December 31, 2006, an increase of $882,698. The increase in costs was primarily due to an increase in employees and higher salary and salary related expenses ($656,509 in 2007 compared to $118,438 in 2006), legal fees and consulting expenses ($261,723 in 2007 compared to $35,914 in 2006), insurance ($39,248 in 2007 compared to $6,194 in 2006), and travel and entertainment expenses of $78,523 in 2007 compared to $43,263 in 2006.

Euro Group of Companies, Inc. generated a net loss of $1,326,697 for calendar year 2007 compared to a net loss of $414,244 for calendar year 2006.

Liquidity and Capital Resources


At December 31, 2007 the Company had a working capital deficiency of $560,089 and a stockholders deficiency of $2,271,518. In addition the Company has suffered recurring losses from operations and has an accumulated deficit of approximately $7,167,000. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. There can be no assurance, however, that the Company will be able to generate sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2007 loans payable to related parties were $1,760,329. These loans have been reclassified to Long-Term Liabilities at the request of the Chief Executive officer and a Director who have agreed that repayment will not be demanded before 2009. The Company has also established lines of credit with the Ponce de Leon Federal Bank. As of December 31, 2007 the balance due on these lines of credit was $254,826. The Company's CEO has negotiated a suspension of interest on the outstanding amounts

As of December 31, 2007 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The CEO has negotiated a suspension of interest on the amounts due, and has provided a personal guarantee of repayment.

During 2007 the Company raised $1,540,145 through the sale of 10,635,908 shares of common stock, and issued an additional 50,000 shares as payment for consulting services.

In October 2007 the Company reached a negotiated payment plan with the IRS for payment of all Eurospeed Inc. tax liabilities. The settlement called for sixteen monthly payments of $7,000 each, commencing in November 2007. All payments have been made to date as per the negotiated schedule.

EURO GROUP OF COMPANIES, INC.


                          INDEX TO FINANCIAL STATEMENTS


Financial Statements

     Report of Independent Registered Public Accounting Firm
        Consolidated                                                         F-1

     Balance Sheets as of December 31, 2007 and 2006                         F-2

     Consolidated Statements of Operations for the years ended
        December 31, 2007 and 2006                                           F-3

     Consolidated Statements of Changes in Stockholders Equity
        (Deficiency) for the years ended December 31, 2007 and 2006          F-4

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2007 and 2006                                           F-5

     Notes to Consolidated Financial Statements                              F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Euro Group of Companies, Inc.

I have audited the accompanying consolidated balance sheets of Euro Group of Companies, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euro Group of Companies, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's present financial situation raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                            /s/  Michael T. Studer CPA P.C.
                                            -----------------------------------
                                                 Michael T. Studer CPA P.C.


Freeport, New York
May 2, 2008



Item 7 - Financial Statements


                                EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                    ASSETS                            2007           2006

CURRENT ASSETS
Cash in banks                                                                     $    17,081    $    72,829
Accounts receivable, less allowance for doubtful accounts of $45,085                   42,398        172,688
and $30,057 respectively
Inventory                                                                             175,232         46,623
Deposits for future inventory purchases                                                76,215         76,500
Deposit with attorney in connection with contemplated
property acquisition (returned January 2008)                                          200,000           --
Prepaid Expenses                                                                       62,969           --
      Total current assets                                                            573,895        368,640

Property and equipment, less accumulated depreciation of $29,489 and
$27,495 respectively                                                                   48,900         40,680

     TOTAL ASSETS                                                                 $   622,795    $   409,320
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdrafts                                                                   $    34,293    $    34,293
Bank lines of credit                                                                  254,826        254,826
Accounts payable and accrued expenses                                                 185,578        194,825
Payroll taxes and withholdings                                                        604,327        416,400
Customer deposits                                                                      54,960         66,560
Loans payable to related parties                                                         --        1,914,842
Total current liabilities                                                           1,133,984      2,881,746
LONG TERM LIABILITIES
Loans payable to related parties                                                    1,760,329           --
     TOTAL LIABILITIES                                                              2,894,313      2,881,746

STOCKHOLDERS" EQUITY (DEFICIENCY)

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued          --             --
Common stock, $.001 par value, 200,000,000 shares authorized; issued and
outstanding 107,883,292 and 97,194,384 shares, respectively                           107,884         97,198
Additional paid-in capital                                                          4,812,465      3,270,546
Subscription receivable                                                               (25,000)          --
Retained earnings (deficit)                                                        (7,166,867)    (5,480,170)
Total stockholders' equity (deficiency)                                            (2,271,518)    (2,472,426)
Total liabilities and stockholders' equity (deficiency)                           $   622,795    $   409,320


See notes to consolidated financial statements.

                                                      F-2

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Year ended December 31,
                                                    -----------------------
                                                    2007              2006
                                                    ----              ----


Sales                                          $     113,645      $     161,348

Cost of sales                                        134,899            151,709
                                               -------------      -------------
Gross profit (loss)                                  (21,254)             9,639

Selling, general and
administrative expenses                            1,263,556            380,858
                                               -------------      -------------

Income/(loss) from operations                     (1,284,810)          (371,219)

Interest expense                                     (41,887)           (43,025)
                                               -------------      -------------

           Net Income/(loss)                   ($  1,326,697)     ($    414,244)
                                               -------------      -------------
Basic and diluted earnings (loss)
Per common share                               ($       0.01)     ($       0.00)

Weighted average shares outstanding
basic and diluted                                102,201,638         91,926,500


See notes to consolidated financial statements.



                               EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES
                                    IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   YEARS ENDED DECEMBER 31, 2006 AND 2007



                                                   Additional                    Retained
                        Common                      Paid-in     Subscription     Earnings
                        Shares       Par Value      Capital      Receivable     (Deficit)        Total
                      -----------   -----------   -----------   -----------    -----------    -----------
Balance at
December 31, 2005      86,654,384        86,655     2,700,039          --       (5,425,926)   $(2,639,232)




Sale of Common
Stock                  1,0543,000        10,543       570,507          --             --          581,050

Net loss for year
ended December 31,
2006                         --            --            --            --         (414,244)      (414,244)

Balance at
December 31, 2006      97,197,384        97,198     3,270,546          --       (5,840,170)    (2,472,426)

Common Stock
Subscribed                100,000           100        24,900       (25,000)          --             --


Sale of Common
Stock                  10,535,908        10,536     1,504,569          --             --        1,515,105

Shares issued for
Services                   50,000            50        12,450          --             --           12.500

Net loss for year
ended December 31,
2007                         --            --            --            --       (1,326,697)    (1,326,697)

Balance at December
31, 2007              107,883,292   $   107,884   $ 4,812,465   $   (25,000)   $(7,166,867)   $(2,271,518)



 See Notes to consolidated financial statements.

                                                     F-4

                  EURO GROUP OF COMPANIES, INC.AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Year ended December 31,
                                                         2007           2006
OPERATING ACTIVITIES
Net income(loss)                                     $(1,326,697)   $  (414,244)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                             14,688         10,466
Common stock for services                                 12,500           --
Changes in operating assets and liabilities:
Receivables                                              130,290     (  142,630)
Inventory                                             (  128,609)    (   15,487)
Deposits and prepaid expenses                         (  262,684)    (   64,900)
Bank overdrafts                                             --       (       63)
Accounts payable and accrued expenses                 (    9,247)        72,719
Payroll taxes and withholdings                           187,927     (   59,412)
Customer deposits                                     (   11,600)          --

Net cash provided by (used in) operating
Activities                                            (1,393,432)      (613,551)

INVESTING ACTIVITIES
Capital expenditures                                     (22,908)    (   51,146)

Net cash used in investing activities                 (   22,908)    (   51,146)

FINANCING ACTIVITIES
Proceeds from sale of common stock                     1,515,105        581,050
Loans payable to related parties                        (154,513)       156,476
Bank lines of credit                                        --             --

Net cash provided by financing activities              1,360,592        737,526
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS          (55,748)        72,829

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              72,829           --

CASH AND CASH EQUIVALENTS, END OF YEAR               $    17,081    $    72,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                        $      --      $      --
Income taxes paid                                    $      --      $      --


   See notes to consolidated financial statements.

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


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

     Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) and its subsidiaries (collectively, the "Company") operate from their offices in Port Chester, New York. Euro Group of Companies acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties. In 2006, there were sales of motor scooters and cell phones. In 2007 the Company had sales of olive oil, prepaid calling services, cell phones, TVs and motorcycles and youth vehicles.

2. Summary of Significant Accounting Policies

     Principles of consolidation -- The consolidated financial statements include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Basis of presentation -- The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced net losses since inception of $7,166,867 and, at December 31, 2007, the Company had a working capital deficiency of $560,089 and a stockholders' deficiency of $2,271,518. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing through sales of its common stock and has entered into certain supply and distribution agreements (see note (10) to generate profitable operations. However, there is no assurance that the Company will be successful in achieving these objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


     Revenue recognition -- The Company recognizes revenues in the period in which products are shipped to customers under a fixed and determinable amount arrangement with collectability reasonably assured.

     Fair value of financial instruments -- The carrying value of the Company's financial instruments, consisting of cash in banks, accounts receivable, bank overdrafts, bank lines of credit, accounts payable and accrued expenses, payroll taxes and withholdings, customer deposits, and loans payable to related parties, approximate their fair values considering their short term nature and respective interest rates.

     Cash and cash equivalents -- The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Inventories -- Inventories are carried at the lower of cost (first-in, first-out method) or market.

     Property and equipment -- Property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred, expenditures for major renewals, replacements and improvements are capitalized.
--------------------------------------------------------------------------------
                                      F-7
--------------------------------------------------------------------------------

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


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

3. Inventory

     Inventory consisted of:

                                                 December 31,
                                            2007             2008

Cell phones                              $ 90,085          $ 44,523
Pre-paid calling cards                     44,997             2,100
Televisions                                12,310              --
Packaging supplies                         27,840              --
                                         --------          --------

Total                                    $175,232          $ 46,623
                                         --------          --------

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


4. Bank Overdrafts


     At December 31, 2007 and 2006, bank overdrafts (inactive status) consisted of:

EGCO bank account overdraft facility                               $      1,698
FONE1 bank account overdraft facility                                    32,595
Total                                                              $     34,293

     The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by the Company's chief executive officer.


5. Bank Lines of Credit


     At December 31, 2007 and 2006, bank lines of credit (inactive status) consisted of:

 EGCO line of credit account                                       $     17,069
EGCO line of credit account                                              16,279
FONE1 line of credit account                                            210,422
FONE1 line of credit account                                             11,056
Total                                                              $    254,826

     The lines of credit provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by the Company's chief executive officer.
--------------------------------------------------------------------------------

6. Payroll Taxes and Withholdings


 Payroll taxes and withholdings consisted of:
                                                          December 31,
                                                      2007          2006
Federal social security and income tax              $553,891      $334,787
New York State income tax                             27,800        39.976
New York State unemployment insurance                  3,322        16.779
New York State Workers' Compensation
Board                                                 19,314        24,858
                                                    --------      --------
Total                                               $604,327      $416,400
                                                    --------      --------

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to December 2007 and estimated interest and penalties to December 31, 2007. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its federal liability but has not reached such an agreement.


7. Loans Payable to Related Parties


 Loans payable to related parties consisted of:
                                                            December 31,
                                                         2007          2006
Due chief executive officer and affiliates            $1,518,883    $1,673,396
Due chief financial officer                              241,446       241,446
                                                      ----------    ----------
Total                                                 $1,760,329    $1,914,842
                                                      ----------    ----------


The loans payable to related parties do not bear interest and were due on demand. In the three months ended September 30, 2007, the related parties agreed not to seek repayment of these loans until year 2009 and, accordingly, the Company reclassified these loans from current liabilities (at December 31, 2006) to long term liabilities (at December 31, 2007).


--------------------------------------------------------------------------------
                                      F-10
--------------------------------------------------------------------------------

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


8. Common Stock

     In 2006 the Company sold a total of 10,543,000 restricted shares of its common stock in private placements at prices ranging from $0.05 to $0.10 per share resulting in gross proceeds of $581,050.

In 2007 the Company sold a total of 10,535,908 restricted shares of its common stock in private placements at prices ranging from $0.10 to $0.25 per share resulting in gross proceeds of $1,515,105.

9. Income Taxes


     EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.

     For the years ended December 31, 2007 and 2006, the provision for (benefit from) income taxes consisted of:

                                                  2007                2006
                                                  ----                ----
     Current:
       Federal                                 $    --             $     --
       State                                        --                   --
     Total current                                  --                   --
     Deferred:
       Federal                                  (411,541)           ( 128,484)
       State                                    (116,351)           (  36,350)
       Valuation allowance                       527,892              164,834
     Total                                     $    --             $     --

A reconciliation of the U.S. federal statutory tax rate to the effective rates for the years ended December 31, 2007 and 2006 follows:

                                                  2007                2006
Federal statutory tax rate                        34.0%               34.0%
State income taxes, net of federal benefit         5.8                 5.8
Change in valuation allowance                    (39.8)              (39.8)
Effective income tax rate                          0.0%                0.0%

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


     At December 31, 2007 and 2006, the deferred income tax asset consisted of:

                                                         December 31,
                                                         ------------
                                                    2007             2006
                                                    ----             ----
     Net operating loss carry-forward            $2,238,054       $1,710,162
     Valuation allowance                         (2,238,054)      (1,710,162)
     Deferred tax asset                                --               --


     Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,238,054 attributable to the future utilization of the net operating loss carry-forward of $5,546,317 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $1,115,296 in 2022; $1,734,552 in 2023; $834,731 in 2024; $108,711 in 2025; $426,330 in 2026; and
$1,326,697 in 2027.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.
--------------------------------------------------------------------------------

10. Commitments and Contingencies

Lease

EGCO rents its office facilities in Port Chester, New York under a sub lease agreement with OTI, a corporation controlled by its chief executive officer. The term of the sub lease agreement, which as amended provides for monthly rents ranging from $ 3,360 to $3,886, is February 1, 2005 to January 31, 2009. Rent expense for the years ended December 31, 2007 and 2006 was $44,278 and $41,448, respectively. At December 31, 2007, future minimum lease payments under non-cancellable operating leases are:

                  2008                         $46,450
                  2009                           3,886
                 Total                         $50,336

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2007and 2006


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

Exclusive Distribution Agreement

     Pursuant to an agreement dated May 19, 2006, EUROSPEED appointed an Exclusive Distributor in North America and Israel of motorcycles and other transportation vehicles under the trade names "EuroSpeed" and "EuroStrada." The term of the agreement was five years from May 19, 2006 to May 18, 2011. The agreement was replaced by an agreement between EUROSPEED and American Motor Sports LLC , doing business as Eurospeed USA, dated March 3, 2008, that requires that the Exclusive Distributor purchase 10,000 transportation vehicles in Year 1; 20,000 vehicles in year 2, and 35,000 vehicles in Year 3.

Standby Letter of Credit


     On November 2, 2006, EUROSPEED received a $250,000 irrevocable standby letter of credit issued by Eurospeed, USA's bank. The letter of credit was renewed on November 2, 2007 and is expected to be used by EUROSPEED to finance the purchase of motorcycles and other transportation vehicles.


--------------------------------------------------------------------------------

11. Subsequent Events

     In First Quarter, 2008, the Company sold a total of 1,190,000 restricted shares of common stock to two investors at prices of $0.10 to $0.15 per share and received gross proceeds of $186,000.

     In April 2008 the Company sold 500,000 restricted shares of stock to an investor at $0.15 per share and received gross proceeds of $75,000.

     On February 11, 2008 the Company's Board of Directors granted 5,000,000 restricted shares of common stock to the Chief Executive Officer, and granted to that individual a "non-dilution" agreement that will have the effect of maintaining his ownership percentage in the Company.


                      [End of Audited Financial Statements]
--------------------------------------------------------------------------------

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         As of the end of the fiscal quarter ended December 31, 2007, an evaluation was performed under the supervision of and with the participation of the Company's Principal Executive Officer, and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

         Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934, as amended) and as required by paragraph (b) of Rule 13-a-15 or Rule 15d-15e as of December 31, 2007, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms. Our Principal Executive Officer and Principal Financial Officer also concluded that as of December 31, 2007 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Our disclosure controls are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system will be met.

Management Report on Internal Control over Financial Reporting

         Company management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with the authorization of the management and Board of Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Management assessed our internal control over financial reporting as of December 31, 2007, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, segmentation of responsibilities, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

         Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Company's Board of Directors

Changes in Internal Controls

         During the three month period ended December 31, 2007 there were no changes that occurred in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15-e that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons' Compliance with Section 16(a) of the Exchange Act.

     The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

Name                         Age                 Position
--------------------        -----     -----------------------------------------
Vasilios Koutsobinas          54      Chairman, Chief Executive Officer
Aris Constantinides           61      President (Appointed July 19, 2007)
Andrew Eracleous              79      Chief Financial Officer, Director
Paul Kotrotsios               52      Director
Georgia Dumas                 40      Director


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

     Aris Constantinides was appointed President of the Company on July 19, 2007. Prior to that and since 1985 he had founded and was President of, Quintex Communications (QC) an Audiovox Corporation subsidiary. QC was a master Agent for Nynex Mobile. In 2005 with the sale of Audiovox Communications Corp. (ACC) to UTStarcom Inc., QC was part of the sale and he still was President of the QC. Between 1974 and 1985 he held various positions, namely a Senior Auditor for CPC International/Best Foods, in Englewood Cliffs, NJ, and founded and operated Constant Sound Inc. a mobile electronics distributor located in St. James, NY. Between 1970 through 1974, Aris Constantinides was a Senior Accountant in the audit department of Price Waterhouse's New York office. Mr. Constantinides received a B.S. in accounting from the New York Institute of Technology in 1970 and an MBA from Pace University in 1985.

     Andrew Eracleous has served as the Chief Financial Officer of Euro Group of Companies, since November 2002. For the past 50 years, Mr. Eracleous has been an accountant in private practice.

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

Board of Directors Committee

We do not currently have a standing audit, nominating or compensation committee of the Board, Vasilios Koutsobinas and our remaining directors, perform the functions of audit, nominating and compensation committees and also participate in the consideration of Director nominees. When additional members of the Board of Directors are appointed or elected, we will consider creating audit, compensation and nominating committees. In addition, because we are not an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, we are not required to have an audit committee. Although we hope to have an audit committee established at some time in the near future, we have not done so yet.

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

Meetings of the Board of Directors

     The Board of Directors of Euro Group of Companies held six regular meetings during 2007.

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

Code of Ethics

     The Board of Directors of Euro Group of Companies, Inc. adopted a Code of Ethics as described in Item 406 of Regulation S-B, and filed as an Exhibit hereto. The Code of Ethics applies to each of our directors and officers, including the chief financial officer and chief executive officer, and all of the Company's other employees and consultants.

Section 16(a) Beneficial Ownership Reporting Compliance

     Since January 1, 2007, the following reports under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") were not filed or were not timely filed by officers, directors or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to
Section 12 of the Exchange Act: To the Company's knowledge, no officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to January 1, 2007.

Item 10. Executive Compensation

     The following Summary Compensation Table sets forth, for the three years ended December 31, 2007, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during the past three years and any other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 during that time (the "Named Executive Officers").
--------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

                                                               All
Name and Principal                                         Other Annual
Position                            Salary      Bonus      Compensation    Total
                           Year       $           $            $             $
                           -----------------------------------------------------


Vasilios Koutsobinas       2007    125,000        0             0        125,000
CEO
 "          "              2006     25,800        0             0         25,800

                           2005       0           0             0           0

     Euro Group of Companies, Inc. does not maintain a stock option program, and has granted no restricted stock awards and maintains no long-term incentive programs.

     None of the named Executive Officers has a written employment contract with Euro Group of Companies.

     In a meeting of the Euro Group of Companies, Inc. held at the Company's corporate offices on February 11, 2008 the members of the Board, with the Chairman and CEO abstaining, unanimously voted to award the CEO five million shares of Euro Group common stock. The Chairman and CEO received the five million shares in March, 2007.The members of the Board, again with the CEO abstaining, also voted to award "non-dilution rights" to the CEO, which will have the effect of preserving his ownership percentage of the Company's common stock at 72.3% of the outstanding common stock of the Company.

DIRECTOR COMPENSATION

     There were payments of $12,000 to each of two "outside" directors in 2007. Outside directors receive $2,000 for each board meeting they attend, and employee directors receive no compensation for their board service.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of December 31, 2007, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company as a group.

Name and Address                        # of Common               Percent of
_________________                       Shares Owned              Class Owned

Vasilios Koutsobinas                     77,481,675                 71.8%
Andrew Eracleous                            939,500                   .9%
Aris Constantinides                            0                      --
Paul Kotrotsios                                0                      --
Georgia Dumas                                  0                      --

All Executive Officers and
Directors as a Group (5)                 78,421,175                 72.7%

(1) Beneficial ownership has been determined pursuant to Rule 13-d of the Exchange Act.

Item 12. Certain Relationships and Related Transactions

Since the close of the 2002 Transaction, the working capital requirements of the Company have been largely satisfied through loans to the Company from the chief executive officer and principal stockholder of Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) This indebtedness, for which repayment cannot be demanded until 2009, totaled $1,453,649 at December 31, 2007 and does not bear interest.

The Company rents its corporate office facilities in Port Chester, New York under a sub-lease agreement with Olympic Telecom, Inc, a corporation controlled by the Company's chief executive officer. The term of the sub-lease agreement, which as amended provides for monthly rents ranging from $3,360 to $3,886, is February 1, 2005 to January 31, 2009.

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits


Number                      Description of Exhibits
--------- ----------------------------------------------------------------------
3.1 Certificate of Amendment of Certificate of Incorporation of ICT Technologies, Inc.*

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

10.3      Agreement with Parallel No Limit, Inc. ****

21        List of Subsidiaries.

31.1      Certification of the Company's Chief Executive Officer pursuant to
          Section 302 of Sarbanes Oxley Act.

31.2      Certification of the Company's Chief Financial Officer pursuant to
          Section 302 of Sarbanes Oxley Act.

32.1      Certification of the Company's Chief Executive Officer pursuant to
          Section 906 of Sarbanes Oxley Act.

32.2      Certification of the Company's Chief Financial Officer pursuant to
          Section 906 of Sarbanes Oxley Act.

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


(a)      Reports on Form 8-K

Number        Description of Filings

5.03      Amendment to Articles of Incorporation or Bylaws; Change in Fiscal
          Year *

8.01      Other Matters **

*    Incorporated by reference to the Form 8-K filed on November 5, 2007

**   Incorporated by reference to the Form 8-K filed on November 9, 2007

Item 14 Principal Accounting Fees and Services

The audit fees for the years ended December 31, 2007 and 2006 were $ 27,000 and $20,000. All services provided by the principal accountants were approved by the Board of Directors.

Audit-Related Fees

There were no additional audit-related fees in 2007 and 2006.

Tax Fees

There were no fees paid for tax services relating to the years ended December 31, 2007 and 2006.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly appointed.

                                            Euro Group of Companies, Inc.


May 14, 2008                                /s/  Vasilios Koutsobinas
                                            -----------------------------------
Date                                             Vasilios Koutsobinas
                                                 Chief Executive Officer



May 14, 2008                                /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer