Form 10QSB
period 2008-03-31
EURO GROUP OF COMPANIES, INC.
filed 2008-05-15
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the three months period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from January 1, to March, 31 2008

                          Euro Group of Companies, Inc.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                              31--4070586
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

                          Euro Group of Companies Inc.
                 181 Westchester Avenue, Port Chester, NY 10573
                                 (914) 937-3900
  ----------------------------------------------------------------------------
 (Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)

                             ICT Technologies, Inc.
                                  -----------
                                 (former name)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act) Yes [ ] No[X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001, 114,073,292 shares outstanding as of March 31, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          EURO GROUP OF COMPANIES, INC.

                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1 - Financial Statements

Consolidated Balance Sheet as of March 31, 2008 (unaudited)
    and December 31, 2007 (audited)                                          F-1

Consolidated Statements of Operations for the three months
  ended March 31, 2008 and March 31, 2007 (unaudited)                        F-2

Consolidated Statements of Changes in Stockholders' Equity
    for the three months ended March 31, 2008 (unaudited)                    F-3

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007 (unaudited) F-4

Notes to Consolidated Financial Statements                                   F-5

Item 2. Management's Discussion and Analysis of Financial Condition and
       Plan of Operations...................................................  2


Item 3. Controls and Procedures............................................   4



PART II - OTHER INFORMATION



Item 1. Legal Proceedings.................................................    5

Item  2.   Changes in Securities  and Use of Proceeds.....................    5


Item 3. Defaults Upon Senior Securities...................................    5


Item 4. Submission of Matters to a Vote of Security Holders...............    5


Item 5. Other Information.................................................    5


Item 6. Exhibits and Reports on Form 8-K..................................    5

SIGNATURES...............................................................     6

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)



                  EURO GROUP OF COMPANIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                      March 31,     December 31,
                                                         2008            2007
ASSETS                                               (Unaudited)      (Audited)

CURRENT ASSETS
Cash in banks                                       $     5,875     $    17,081
Accounts receivable, less allowance
 for doubtful accounts of $ 45,085                      962,707          42,398
 and $45,085, respectively
Inventories                                             803,063         175,232
Deposits for future inventory purchases                  74,892          76,215
Deposit with attorney in connection with
Contemplated property acquisition                          --           200,000
Prepaid expenses                                        317,070          62,969

    Total current assets                              2,163,607         573,895

PROPERTY AND EQUIPMENT, net of
  accumulated depreciation of
  $ 31,835 and $ 29,489, respectively                    46,554          48,900
Security deposit-retail store                            10,824            --


       TOTAL ASSETS                                 $ 2,220,985     $   622,795

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Bank overdrafts                                  $    34,293     $    34,293
   Bank lines of credit                                 254,826         254,826
   Accounts payable and accrued expenses              1,147,612         185,578
   Payroll taxes and withholdings                       608,004         604,327
   Customers' deposit                                    54,960          54,960
    Total current liabilities                         2,099,695       1,133,984

LONG TERM LIABILITIES
     Loans payable to related parties                 1,775,249       1,760,329


    Total liabilities                                 3,874,944       2,894,313

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value; authorized
10,000,000 shares, issued and outstanding
0 shares
Common stock, $.001 par value; authorized
200,000,000 shares, issued and outstanding
114,073,292 and 107,883,292 shares,
  respectively                                          114,074         107,884
Additional paid-in capital                            5,367,275       4,812,465
Subscription receivable                                 (25,000)        (25,000)
Retained earnings (deficit)                          (7,110,308)     (7,166,867)

    Total stockholders' equity
       (deficiency)                                  (1,653,959)     (2,271,518)

    TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                          $ 2,220,985     $   622,795


See notes to consolidated financial statements.

                   EURO GROUP OF COMPANIES AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                      For the three months ended March 31st

                                              2008           2007
                                           (unaudited)    (unaudited)

Sales                                     $    950,407   $     19,446

Cost of sales                                  434,514         17,734
                                          ------------   ------------

Gross profit (loss)                            515,893          1,712

Selling, general and
administrative expenses                        460,363        224,190

Income (loss) from operations                   55,530       (222,478)

Interest expense                                 1,029        (12,213)
                                          ------------   ------------

Net income (loss)                         $     56,559   $   (234,691)

Basic and diluted earnings (loss)
per common share                          $       0.00   $      (0.00)

Weighted average shares outstanding
basic and diluted                          109,803,182     98,447,384


See notes to consolidated financial statements.



                               EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  FOR THE THREE MONTHS ENDED MARCH 31, 2008
                                                 (Unaudited)



                                                                                 Retained
                         Common                    Additional    Subscription    Earnings         Total
                         Shares       Par Value     Paid-in        Capital      Receivable      (Deficit)
                       -----------   -----------   -----------   -----------    -----------    -----------
Balance at December
31, 2007               107,883,292   $   107,884   $ 4,812,465   $   (25,000)    (7,166,867)   $(2,271,518)


Sale of Common Stock     1,190,000         1,190       184,810          --             --          186,000

Shares issued for
Services                 5,000,000         5,000       370,000          --             --          375,000

Net  Income for the
quarter ended                 --            --            --            --      $    56,559    $    56,559

March 31, 2008
Balance at March.
31, 2007               114,073,292   $   114,074   $ 5,367,275       (25,000)    (7,110,308)   $(1,653,959)


See notes to consolidated financial statements.

                                                     F-3



                 EURO GROUP OF COMPANIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                        For the three months ended
                                                           March 31,   March 31,
                                                              2008       2007
                                                          (Unaudited) (Unaudited)

OPERATING ACTIVITIES
Net income(loss)                                           $  56,559    $(234,691)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Depreciation                                                   2,346        5,138
Stock-based compensation                                      96,875         --

Changes in operating assets and liabilities:

Receivables                                                 (920,309)      18,248
Inventories                                                 (627,831)     175,232
Deposit for future inventory purchases                         1,323         --
Deposits and prepaid expenses                                213,200      (17,985)
Accounts payable and accrued expenses                        962,034       37,110
Payroll taxes and withholdings                                 3,677      (26,826)

Net cash provided by (used in) by operating
  activities                                                (212,126)    (295,730)

INVESTING ACTIVITIES
Property and equipment additions                                --         (1,279)

Net cash provided by (used in) investing
   activities                                                   --         (1,279)

FINANCING ACTIVITIES
Increase in loans payable to related parties                  14,920      (16,354)
Proceeds from sale of common stock                           186,000      487,004

Net cash provided by (used in) financing
  activities                                                 200,920      470,650

NET INCREASE(DECREASE) IN CASH                               (11,206)     173,641

CASH, BEGINNING OF PERIOD                                     17,081         --

CASH, END OF PERIOD                                        $   5,875    $ 173,641


See notes to consolidated financial statements.

                                       F-5

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2008
                               (UNAUDITED)


1. Organization and Business Operations

Euro Group of Companies, Inc.(EGCO, formerly ICT Technologies, Inc., ("ICTT") was incorporated in Delaware on May 27, 1999. EGCO has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

EGCO and its subsidiaries (collectively, the "Company") operate from leased offices in Port Chester, New York. EGCO acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.

2. Interim Financial Statements

The unaudited financial statements for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007 as included in our report on Form 10-KSB.

3. Inventories

Inventory as of March 31, 2008 was comprised of World Sim cards and other telecommunications related products valued at $803,263 compared to inventory of $228,594 at March 31, 2007, which included $183,882 of telecommunication product and $44,594 of olive oil.

4. Bank Overdrafts

At March 31, 2008, bank overdrafts (inactive status) consisted of:

       ICTT bank account overdraft facility            $       1,698
       FONE1 bank account overdraft facility                  32,595
                                                       -------------
       Total                                           $      34,293

The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the CEO has negotiated the suspension of interest on the balances. The loans are personally guaranteed by EGCO's chief executive officer.

5. Bank Lines of Credit

At March 31, 2008, bank lines of credit (inactive status) consisted of:

       ICTT line of credit account             $       17,069
       ICTT line of credit account                     16,279
       FONE1 line of credit account                   210,422
       FONE1 line of credit account                    11,056
                                               --------------
       Total                                   $      254,826

The lines of credit provide for interest at a rate of 9%. Repayment is past due and the CEO has negotiated a suspension of interest on the balances. The loans are personally guaranteed by EGCO's chief executive officer.

6. Payroll Taxes and Withholdings

At March 31, 2008, payroll taxes and withholdings consisted of:

Federal social security and income tax                                 $539,837
New York State income tax                                                46,856
Connecticut State Income Tax                                                944
New Jersey State Income Tax                                                 575
New York State Workers' Compensation Board                               17,992
                                                                       --------
Total                                                                  $608,004

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to March 31, 2008. The Company has asked the Internal Revenue Service to Consider a revised installment schedule to pay its Federal liability but has not reached such an agreement.

In October 2007 the Company reached a negotiated payment plan with the IRS for payment of all Eurospeed Inc. federal tax liabilities. The settlement calls for sixteen monthly payments of $7,000, and all monthly payments required under the settlement agreement have been made to date.


7. Loans Payable to Related Parties

At March 31, 2008, net loans payable to related parties consisted of:

 Due to chief executive officer and affiliates    $ 1,760,329
                                                  -----------
Total                                             $ 1,760,329


The loans payable to related parties do not bear interest and were due on demand. During the Third Quarter 2007, the related parties agreed not to demand repayment of these loans until year 2009, and accordingly the Company reclassified these loans from current liabilities to long term liabilities.

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


9. Segment Information

In the three months ended March 31, 2008, 79% of the total revenue was derived from one customer.

10. Subsequent Events

In April 2008 the Company raised $75,000 through the sale of 500,000 restricted shares of common stock. The proceeds were used for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is actively marketing its wireless products, motorcycles and scooters and consumer electronic products. We will require additional capital in order to expand our operations and implement our business plan and we have no firm commitments for capital at this time.

In 2002, the Company entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc., Europhone, Inc., Eurokool and Eurospeed resulting in our assumption of manufacturing and distribution agreements for long distance calling cards and related activities, air conditioners and scooters. The Company has since expanded and modified the scope of its business and prospective business to include prepaid calling cards, e-pins and sim chips as well as cell phones, motorcycles as well as scooters and flat panel televisions. Moreover, the Company has begun deliveries of scooters and of prepaid calling cards. The goal has been and continues to be, the manufacture or assembly, and marketing of products under the "Eugro" and "Euro" brand names.

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

To satisfy future sales of motorcycles and scooters we plan to purchase motorcycles and scooters from contract manufacturers located in the Peoples' Republic of China ("PRC") with whom we have contracted to produce
Eurospeed-branded products. The Company's exclusive distributor of Eurospeed Inc. products, American Motor Sports, LLC, has negotiated dealer agreements to date with select dealer franchises in different states.

We have entered into agreements with manufacturers in China, Taiwan and Korea to produce our mobile phone and consumer electronics products .

Business Activities

Our revenues during the three months ended March 31, 2008 were $ 950,407 from the sale of telecommunications products and services and transportation products. See our "Business" section, above, for a more detailed description of these businesses and our related manufacture and distribution agreements.

In January 2008 the Company's Eurospeed subsidiary completed the sale of motor Scooters with a sales value of $99,220 to a customer in Europe.

In 2008 the Company has resumed marketing Eurokool air-conditioner products to prospective accounts in Europe, and in second quarter completed a sale of air-conditioners with an aggregate value of over $425,000. The revenue from this sale will be recognized in the second quarter, 2008.

We have reorganized our distribution business into three segments: telecommunications, scooters and motorcycles and consumer electronics.

The Company's primary focus has been, and continues to be, on the telecommunications segment of its business.

Europhone USA LLC markets prepaid wireless services for both residential and Corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long distance minutes (the "minute plan") to make calls from virtually any telephone worldwide. These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card. Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees.

Prepaid Cellular Phone and Sim Chip Manufacturing

In the quarter ended March 31, 2008 the Company's Europhone subsidiary delivered $750,000 of Eugro World Sim cards to a single customer in the United States against a total order of $2,500,000.

The Company acquires sim chips with it's logo on them directly from long distance carriers located in Europe that manufacture such chips. Sim chips are difficult to manufacture, requiring specialized manufacturing facilities and skills.

On September 24, 2007 the Company's Europhone USA LLC subsidiary announced the signing of a three year agreement with Verizon Communications as an authorized agent of Verizon's FIOS TV and FIOS Internet services, and Verizon's High Speed Internet and voice services. Verizon FIOS is the brand name for the new services offered over Verizon's advanced fiber-optic broadband network. Europhone USA, LLC commenced marketing Verizon's FIOS services alongside Euro Group's state-of-the-art Eugro Full HD LCD Flat Screen TVs at selected highly trafficked mall locations in New Jersey in April, 2008 and plans to operate its first retail store later in the second quarter, 2008..

Television and Air Conditioning Manufacturing

The Company has negotiated agreements with select manufacturers of air-conditioners in China, and believes that there will be sufficient supply available to satisfy future orders. We believe that we will have to establish a strong distribution network It will be difficult to compete if we do not do so. We also anticipate that the weakening dollar may cause our prices to increase.

Scooter Manufacturing

The Company's transportation products are manufactured under contract by select manufacturers in The Peoples' Republic of China.

We have continued to finance our activities through the sale of equity through private placements and the resources of management and have devoted the majority of our efforts to implementing our marketing plans for telecommunications products, transportation products, and consumer electronic products and appliances; developing sources of supply; further developing our product offering; developing and testing marketing strategy; and expanding the management team


                          CRITICAL ACCOUNTING POLICIES

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

Results of operations for the three months ended March 31, 2008, as compared with March 31, 2007 are as follows.

For the three months ended March 31, 2008, the Company generated net sales of $950,407 from sales of the Eugro World Sim card, prepaid calling cards, cell phones, mobile commissions and activations, and transportation products as compared to $19,446 for the same period last year, an increase of $930,961.

Cost of sales for the three months ended March 31, 2008 was $434,514 compared to $17,734 for the three months ended March 31, 2007.

Gross profit for the three months ended March 31, 2008 was $515,893, compared to $1,712 for the three months ended March 31, 2007, an increase of $514,181.

The Company's selling, general and administrative costs aggregated $460,363 for the three months ended March 31, 2008, as compared to $224,190 for the same period last year, representing an increase of $236,173. The increase in expenses was due primarily to increased salary related costs, professional fees, stock-based compensation expense and marketing expenses.

The net profit for the three months ended March 31, 2008 was $56,559 compared to a net loss of $234,691 for the period ended March 31, 2007.

Liquidity and Capital Resources

At March 31, 2008 the Company had a working capital surplus of $63,912 In addition the Company recognized net income for the quarter of $56,559. The Company reduced its stockholders' deficiency to $1,653,959. The company has experienced losses in the past, and has an accumulated deficit of approximately $7,110,308. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions continue to raise doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2008, loans payable to related parties were $1,775,249. These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before year 2009.We have also established lines of credit with the Ponce De Leon Federal Bank. As of March 31, 2008, the balance due on these lines of credit was $254,826. The CEO has negotiated a suspension of interest on the outstanding amounts due. The lines of credit are personally guaranteed by the Chief Executive Officer.

As of March 31, 2008 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The CEO has negotiated a suspension of interest on the amounts due. The bank overdraft facilities are personally guaranteed by the Chief Executive Officer


Item 3. Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

         As of the end of the fiscal quarter ended March 31, 2008 an evaluation was performed under the supervision of and with the participation of the Company's Principal Executive Officer, and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure controls and procedures.

         Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934, as amended) and as required by paragraph (b) of Rule 13-a-15 or Rule 15d-15e as of March 31, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms. Our Principal Executive Officer and Principal Financial Officer also concluded that as of March 31, 2008 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Our disclosure controls are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system will be met.

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

         Management assessed our internal control over financial reporting as of March 31, 2008, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, segmentation of responsibilities, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

         Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended March 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Company's Board of Directors.

Changes in Internal Controls

         During the three month period ended March 31, 2008 there were no changes that occurred in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15-e that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings

There are no material legal proceedings pending or, to its knowledge, threatened against Euro Group of Companies, Inc.


Item 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended, the Company raised $186,000 through the sale of 1,190,000 restricted shares of common stock. The proceeds of these sales were used for general corporate purposes, including the purchase of inventory, the expansion of the management and sales and marketing functions of the Company, and professional fees.

In April 2008 the Company raised $75,000 through the sale of 500,000 restricted shares of common stock. The proceeds were used for general corporate purposes.

The Company issued these shares in reliance on the exemption from registration Afforded by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. These shares were offered to less than 35
"non-accredited" investors and were purchased for investment purposes with no view to resale.

Item  3. Defaults upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security-Holders

None


Item 5.  Other information

In March 2008 the Company received an order for air-conditioners from a customer in Europe. The order was for a total of $ 425,000 and was secured by a commercial, transferable letter of credit. The order was shipped from China in April and the revenue will be recognized in second quarter 2008.



ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit        Description
-------        -----------

10.1 Supply Agreement entered into by and between Europhone USA, LLC and Globe Star dated September 6, 2007 *

21             List of Subsidiaries.**

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

* Incorporated by reference to the Current Report on Form 8-K, filed September 14, 2007

**   Filed herewith

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-QSB for the first quarter ended March 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

EURO GROUP OF COMPANIES, INC.

May 15, 2008
                                            /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer,
                                                 Director
                                                (Principal Executive Officer)



May 15, 2008
                                            /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)


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