Form 10KSB/A
period 2007-12-31
EURO GROUP OF COMPANIES, INC.
filed 2008-08-13
CIK 1005663

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


                                10 Midland Avenue
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

     The issuer's revenues for its most recent fiscal year were: $114,645

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.35 per share, was $13,164,240 as of August 11, 2008 and no non-voting equity is issued.

At August 11, 2008, the registrant had outstanding 116,042,292 shares of Common stock, par value .001 per share.

Transitional Small Business Disclosure Format (check one): Yes |_| NO |X|

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Reason for filing an amended Form 10-KSB/A for the year ended December 31, 2007:

This amended, abbreviated Form 10-KSB/A for the year ended December 31, 2008 is being filed to revise the certifications of the Principal Executive Officer and the Principal Financial Officer to include the introductory language of Paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation S-B.






Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly appointed.

                          Euro Group of Companies, Inc.


August 13, 2008                             /s/  Vasilios Koutsobinas
Date                                        -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer



August 13, 2008                             /s/  Andrew Eracleous
Date                                        -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer