Form 10-Q
period 2008-06-30
EURO GROUP OF COMPANIES, INC.
filed 2008-08-19
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the six months period ended June 30, 2008

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from January 1, to June 30, 2008

                          Euro Group of Companies, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              31--4070586
 ------------------------------                               -----------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)


                          Euro Group of Companies Inc.
                    10 Midland Avenue, Port Chester, NY 10573
                                 (914) 937-3900
      ----------------------------------------------------------------------
     (Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)

                             ICT Technologies, Inc.
                                   -----------
                                  (former name)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                 Accelerated filer  [ ]

Non-accelerated filer   [ ]                 Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act) Yes [ ] No[x]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001, 116,042,292 shares outstanding as of August 15, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                          EURO GROUP OF COMPANIES, INC.

                                TABLE OF CONTENTS




                                                                            Page

Part I - Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheet as of June 30, 2008 (unaudited)
    and December 31, 2007 (audited)                                          F-1

Consolidated Statements of Operations for the three and six months
  ended June 30, 2008 and June 30, 2007 (unaudited)                          F-2

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
    for the six months ended June 30, 2008 (unaudited)                       F-3

Consolidated Statements of Cash Flows for the six months
    ended June 30, 2008 and June 30, 2007 (unaudited)                        F-4

Notes to Consolidated Financial Statements                                   F-5

Item 2. Management's Discussion and Analysis of Financial Condition and
       Plan of Operations..............................................       2

Item 3. Controls and Procedures........................................       5


PART II - OTHER INFORMATION

Item 1. Legal Proceedings..............................................       6

Item  2.   Changes in Securities  and Use of Proceeds..................       6

Item 3. Defaults Upon Senior Securities................................       6

Item 4. Submission of Matters to a Vote of Security Holders............       6

Item 5. Other Information..............................................       6

Item 6. Exhibits and Reports on Form 8-K...............................       6

SIGNATURES.............................................................       7



                           EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS



ASSETS
                                                                          June 30,     December 31,
                                                                             2008           2007
                                                                         -----------    -----------
                                                                         (unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                $    23,484    $    17,081
Accounts receivable, less allowance for returns and
       doubtful accounts of $88,109 and $45,085, respectively              1,660,880         42,398
Inventories                                                                  849,991        175,232
Deposits for future inventory purchases                                      165,492         76,215
Deposit with attorney in connection with contemplated
       property acquisition                                                     --          200,000
Prepaid expenses                                                             199,923         62,969
                                                                         -----------    -----------
       Total current assets                                                2,899,770        573,895

PROPERTY AND EQUIPMENT, net of
       accumulated depreciation of $37,357 and $29,489, respectively         117,948         48,900

Security deposit-retail store                                                 24,804           --
                                                                         -----------    -----------
       Total other assets                                                     24,804           --
                                                                         -----------    -----------

       TOTAL ASSETS                                                      $ 3,042,522    $   622,795
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdrafts                                                          $    34,293    $    34,293
Bank lines of credit                                                         254,826        254,826
Accounts payable and accrued expenses                                      1,739,373        185,578
Payoll taxes and withholdings                                                556,018        604,327
Customers' deposits                                                           91,898         54,960
                                                                         -----------    -----------
       Total current liabilities                                           2,676,408      1,133,984

LONG TERM LIABILITIES
Loans payable to related parties                                           1,763,023      1,760,329
                                                                         -----------    -----------
       Total liabilities                                                   4,439,431      2,894,313
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value; authorized 10,000,000 shares, issued
and outstanding 0 shares                                                        --             --
Common stock, $.001 par value; authorized 200,000,000 shares, issued
and outstanding 116,042,292 and 107,883,292 shares, respectively             116,043        107,884
Additional paid-in capital                                                 6,135,306      4,812,465
Subscription receivable                                                      (25,000)       (25,000)
Retained earnings (deficit)                                               (7,623,258)    (7,166,867)
                                                                         -----------    -----------
       Total stockholders' equity (deficiency)                            (1,396,909)    (2,271,518)
                                                                         -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                                               $ 3,042,522    $   622,795
                                                                         ===========    ===========


                           See notes to consolidated financial statements

                                                F - 1



                             EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)



                                        Three Months Ended June 30,       Six Months Ended June 30,
                                      ------------------------------    ------------------------------
                                          2008             2007             2008             2007
                                      -------------    -------------    -------------    -------------

Sales                                 $     899,922    $      32,070    $   1,850,329    $      51,516

Cost of  sales                              674,135           17,353        1,108,649           35,087
                                      -------------    -------------    -------------    -------------

Gross profit                                225,787           14,717          741,680           16,429

Selling, general and
administrative expenses                     709,965          327,832        1,170,328          552,022
                                      -------------    -------------    -------------    -------------

Income (loss) from operations              (484,178)        (313,115)        (428,648)        (535,593)

Interest expense                            (28,772)         (12,263)         (27,743)         (24,836)
                                      -------------    -------------    -------------    -------------

Net income (loss)                     $    (512,950)   $    (325,378)   $    (456,391)   $    (560,429)
                                      -------------    -------------    -------------    -------------

Basic and diluted earnings (loss)
per common share                      $       (0.00)   $       (0.00)   $       (0.00)   $       (0.01)

Weighted average shares outstanding
basic and diluted                       115,057,792       99,947,384      112,430,487       99,947,384


                             See notes to consolidated financial statements

                                                  F - 2



                                       EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           FOR THE SIX MONTHS ENDED JUNE 30, 2008
                                                       (Unaudited)


                                                                Additional                      Retained
                                  Common                         Paid in      Subscription      Earnings
                                  Shares        Par Value        Capital       Receivable       Deficit)         Total
                               ------------    ------------    ------------   ------------    ------------    ------------
Balance at December 31, 2007    107,883,292    $    107,884    $  4,812,465   $    (25,000)   $ (7,166,867)   $ (2,271,518)

Sales of common stock             3,159,000           3,159         952,841           --              --           956,000

Shares issued for services        5,000,000           5,000         370,000           --              --           375,000

Net loss for the six months
 ended June 30, 2008                   --              --              --             --          (456,391)       (456,391)
                               ------------    ------------    ------------   ------------    ------------    ------------

Balance at June 30, 2008        116,042,292    $    116,043    $  6,135,306   $    (25,000)   $ (7,623,258)   $ (1,396,909)
                               ============    ============    ============   ============    ============    ============


                                       See notes to consolidated financial statements


                                                            F - 3



                           EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)



                                                                        Six Months Ended June 30,
                                                                        --------------------------
                                                                            2008           2007
                                                                        -----------    -----------
Operating Activities:
       Net (loss)                                                       $  (456,391)   $  (560,429)
       Adjusments to reconcile  net income (loss) to net cash
       provided by (used for) operating activities:
            Depreciation and amortization                                     7,868         10,276
            Stock-based compensation                                        193,750           --
            Provision for returns and allowance for doubtful accounts        43,024           --
       Changes in operating assets and liabilities:
            Receivables                                                  (1,661,506)       132,736
            Inventories                                                    (674,759)      (140,445)
            Deposits for future inventory purchases                         (89,277)        45,412
            Deposits and prepaid expenses                                   244,296           --
            Accounts payable and accrued expenses                         1,553,795       (159,526)
            Payroll taxes and withholdings                                  (48,309)       (24,896)
            Customers' deposits                                              36,938        (18,156)
            Security deposits                                               (24,804)          --
                                                                        -----------    -----------
       Net cash (used for) operating activities                            (875,375)      (715,028)
                                                                        -----------    -----------

Investing Activities:
       Property and equipment additions                                     (76,916)       (23,958)

                                                                        -----------    -----------
       Net cash (used for) financing activities                             (76,916)       (23,958)
                                                                        -----------    -----------

Financing Activities:
       Increase in loans payable to related parties                           2,694        (10,507)
       Proceeds from sale of common stock                                   956,000        728,500

                                                                        -----------    -----------
       Net cash provided by financing activities                            958,694        717,993
                                                                        -----------    -----------

Net increase (decrease)in cash                                                6,403        (20,993)
       Cash and cash equivalents at beginning of period                      17,081         72,829
                                                                        -----------    -----------

       Cash and cash equivalents at end of period                       $    23,484    $    51,836
                                                                        ===========    ===========

Supplemental disclosures of cash flow information:

       Interest paid                                                    $      --      $      --
                                                                        -----------    -----------
       Income taxes paid                                                $      --      $      --
                                                                        -----------    -----------


                           See notes to consolidated financial statements

                                                F - 4

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)


NOTE 1-Organization and Business Operations

Euro Group of Companies, Inc.("EGCO") formerly ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. EGCO has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

EGCO and its subsidiaries (collectively, the "Company") operate from leased offices in Port Chester, New York. EGCO acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the six months ended June 30, 2008 and 2007. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 3- Inventories

Inventory as of June 30, 2008 was comprised of World Sim cards and other telecommunications related products carried at $849,991 cost.

NOTE 4-Bank Overdrafts

At June 30, 2008, bank overdrafts (inactive status) consisted of:

                   ICTT bank account overdraft facility         $   1,698
                   FONE1 bank account overdraft facility           32,595
                                                                ---------
                   Total                                        $  34,293
                                                                =========

The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the chief executive officer has negotiated the suspension of interest on the balances. The loans are personally guaranteed by EGCO's chief executive officer.

NOTE 5-Bank Lines of Credit

At June 30, 2008, bank lines of credit (inactive status) consisted of:

                   ICTT line of credit account                  $  17,069
                   ICTT line of credit account                     16,279
                   FONE1 line of credit
                   account                                        210,422
                   FONE1 line of credit
                   account                                         11,056
                                                                ---------

                   Total                                        $ 254,826
                                                                =========

                                      F - 5
-------

The lines of credit provide for interest at a rate of 9%. Repayment is past due and the chief executive officer has negotiated the suspension of interest on the balances. The loans are personally guaranteed by EGCO's chief executive officer.

NOTE 6-Property and Equipment

      Property and equipment consisted of the following:

                                                         June 30,   December 31,
                                                           2008         2007
                                                        ---------    ---------
                   Computer equipment and software      $  82,790    $  53,516
                   Furniture and Fixtures                  47,642         --
                   Leasehold Improvements                  24,873       24,873
                                                        ---------    ---------
                                                          155,305       78,389
                   Less accumulated depreciation          (37,357)     (29,489)
                                                        ---------    ---------
                   Property and equipment, net
                     of accumulated depreciation        $ 117,948    $  48,900
                                                        =========    =========

Depreciation expense for the six months ended June 30, 2008 and 2007 was $7,868 and $10,276, respectively.

         NOTE 7- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes. For the six months ended June 30, 2008 and 2007, the provision for (benefit from) income taxes consisted of:

                                                      Six Months Ended
                                                          June 30,
                                                 ---------------------------
                                                    2008             2007
                                                 ----------       ----------
     Current
              Federal                            $     --         $     --

              State                                    --               --
                                                 ----------       ----------
     Total current provision                           --               --
                                                 ----------       ----------
     Deferred
              Federal                                  --               --
              State                                    --               --
                                                 ----------       ----------

     Total deferred provision                          --               --

     Total income tax expense                    $     --         $     --
                                                 ==========       ==========

Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods of financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are the result of nondeductible provisions for returns and doubtful accounts and net operating loss carryforwards. The benefit resulting from deferred taxes has been fully reserved.

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

                                                           Six Months Ended
                                                               June 30,
                                                        2008            2007
                                                      ---------       ---------
            Federal income tax (benefit) at 35%
            statutory income tax rate                 $(159,737)      $(196,150)




            Nondeductible increase in allowance
            for returns and doubtful accounts            15,058            --
            Change in valuation allowance               144,679         196,150
                                                      ---------       ---------
            Provision for income taxes                $    --         $    --
                                                      =========       =========

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


NOTE 8- Payroll Taxes and Withholdings

At June 30, 2008, payroll taxes and withholdings consisted of:

              Federal social security and income tax               $  481,993
              New York State income tax                                54,114
              Connecticut State Income Tax                              1,597
              New Jersey State Income Tax                                 575
              New York State Workers' Compensation Board               17,740
                                                                   ----------
              Total                                                $  556,019
                                                                   ==========

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to June 30, 2008. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its Federal liability but has not reached such an agreement.


NOTE 9- Loans Payable to Related Parties

At June 30, 2008, net loans payable to related parties consisted of:

              Due to chief executive officer, chief
              financial officer and affiliates                     $1,763,023

                                                                   ----------
              Total                                                $1,763,023
                                                                   ==========


The loans payable to related parties do not bear interest and were due on demand. In August 2008, the related parties agreed not to demand repayment of these loans for at least twelve months, and accordingly the Company continues to classify these loans as long term liabilities.


NOTE 10-Commitments and Contingencies

Lease agreements

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



In April, 2008 Euro Group entered into a five year lease agreement for office space at 10 Midland Avenue, Port Chester, New York, with the lease term commencing in May 2008 and expiring in May 2013. As part of the negotiation the Company received three months free rent and commenced rent payments in August
2008. The annual rent for year one of the lease is $26,292 with annual increases of 3% for the term of the lease.

In April 2008 the Company's Europhone subsidiary entered into a five year lease for a retail store located in Astoria, New York. The lease term is April 1, 2008 through March 31, 2013, with annual rent in year one of $43,296, increasing at the rate of 4.6% per annum for the life of the lease.


NOTE 11- Segment Information

         The determination of the company's business segments is based on how the company monitors and manages the performance of its operations. The company's operating segments are strategic business units that offer different products and services. They are managed separately because each requires different marketing strategies, personnel skill sets and technology.

         The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources, legal and corporate services. Reconciling items represent elimination of inter-segment income and expense items, and are included to reconcile segment data to the consolidated financial statements.

    A summary of the Company's segments for the three and six month periods ended June 30, 2008 and 2007 was as follows:



                                             Telephone
                                           products and        Transportation       Unallocated
                                             services             products           Corporate
                                            (Europhone)          (Eurospeed)       Administration           Total
                                              Segment              Segment            Amounts               Amount
                                            -----------          -----------        -----------          -----------
Three Months Ended June 30, 2008
Total revenues                              $   322,254          $   577,668               --                899,922
Income (loss) from Operations                  (444,131)              30,979            (71,026)            (484,178)
Depreciation expense                              3,606                1,606                310                5,522
Total assets                                  2,187,803              593,795            260,924            3,042,522
Three Months Ended June 30, 2007
Total revenues                                   32,070                 --                 --                 32,070
Income (loss) from Operations                   (83,967)              (9,654)          (219,494)            (313,115)
Depreciation expense                               --                   --                5,138                5,138
Total assets                                    404,704               50,785             (1,500)             453,989



                                             Telephone
                                            products and       Transportation       Unallocated
                                              services            products           Corporate
                                            (Europhone)          (Eurospeed)       Administration           Total
                                              Segment              Segment            Amounts               Amount
                                            -----------          -----------        -----------          -----------
Six Months Ended June 30, 2008
Total revenues                                1,173,441              676,888               --              1,850,329
Income (loss) from Operations                  (328,134)              54,625           (155,139)            (428,648)
Depreciation expense                              5,212                1,606              1,050                7,868
Total assets                                  2,187,803              593,795            260,924            3,042,522

Six Months Ended June 30, 2007
Total revenues                                   51,516                 --                 --                 51,516
Income (loss) from Operations                  (149,389)             (15,372)          (370,832)            (535,593)
Depreciation expense                               --                   --               10,276               10,276
Total assets                                $   404,704          $    50,785         $   (1,500)          $  453,989


                                                                F-8

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

We are currently located in Port Chester, New York. Euro Group of Companies is an operating company whose subsidiary companies market and sells the "Euro" and "Eugro" families of products. The Company operates in three separate and distinct business areas - telecommunications products and services, transportation products, and consumer electronics. Additional information on these businesses can be found in the "Business" section of the 10-KSB report.

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

We have entered into agreements with manufacturers in China, Taiwan and Korea to produce our mobile phone and consumer electronics products.

Business Activities

The Company's revenue during the six months ended June 30, totaled $1,850,329 predominantly from the sale of telecommunications products and services and transportation products. See our "Business" section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

In June 2008 the Company's Eurospeed subsidiary completed the sale of motor scooters totaling $577,688 to Eurospeed's exclusive distributor, American Motor Sports, LLC for further delivery to .the United States dealer network. The Company's transportation products, are manufactured by select manufacturers in The Peoples' Republic of China

In first quarter 2008 the Company resumed marketing air-conditioner products to prospective accounts in Europe. In second quarter the Company received an order for air-conditioners from a customer in Europe with an aggregate revenue value of over $425,000. The product is expected to ship in the third quarter, 2008. The revenue for the sale will not be recognized until shipment has taken place.

In June 2008 the Company's Europhone subsidiary entered into a five-year exclusive distribution agreement with Kopko Corporation, a New York corporation, for the sale of Europhone's Eugro World Sim Roaming Services and products to accounts in Poland. Under the terms of the agreement Kopko will purchase a minimum 100,000 World Sim cards per year, with a total sales value of $2,500,000. Europhone received a deposit of $75,000 from Kopko upon signing the agreement.


Europhone USA LLC markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long distance minutes (the "minute plan") to make calls from virtually any telephone worldwide. These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card. Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees. During the quarter ended June 30, 2008 the Company's Europhone subsidiary sold international calling cards and services aggregating $299,398.

On September 24, 2007 the Company's Europhone USA LLC subsidiary announced the signing of a three year agreement with Verizon Communications as an authorized agent of Verizon's FIOS TV and FIOS Internet services, and Verizon's High Speed Internet and voice services. Verizon FIOS is the brand name for the new services offered over Verizon's advanced fiber-optic broadband network. Europhone USA, LLC commenced marketing Verizon's FIOS services alongside Euro Group's state-of-the-art Eugro Full HD LCD flat screen television sets at selected highly trafficked mall locations in New Jersey in April, 2008. Euro Group expects to commence selling at its first retail store set to open in the third quarter of 2008.

We have continued to finance our activities through the sale of equity through private placements and the resources of management and have devoted the majority of our efforts to implementing our marketing plans for telecommunications products, transportation products, and consumer electronic products and appliances; developing sources of supply; further developing our product offering; developing and testing marketing strategy; and expanding the management team


--------------------------------------------------------------------------------

Results of operations for the six months ended June 30, 2008, as compared with June 30, 2007 are as follows:

For the six months ended June 30, 2008, revenue increased to $1,850,329 from $51,516 through the first six months ended June 30,2007. The increase in overall revenue was primarily attributable to increased sales generated from the sale of telephone products and services including sales of world sim and prepaid calling cards, cell phones, mobile activations and commissions. In addition the Company made its first sales of transportation products during the six months ended June 30, 2008. Total sales of scooters were approximately $677,000 for the six-month period.

Cost of sales increased to $1,108,649 through the second quarter of 2008 from $35,087 through the second quarter of 2007. Gross profit increased to $741,680 for the six months ended June 30, 2008 compared to $16,429 for the six months ended June 30, 2007, an increase of $725,251. As a percentage of revenue, gross profit increased to 40% for the six months ended June 30, 2008 from 31% during the six months ended June 30, 2007. The increase in gross profit percentage was primarily attributable to the Company's ability to sell world sim and prepaid calling cards and increased margins.

Selling, general and administrative expenses increased to $1,170,328 through the second quarter of 2008, from $522,022 through the second quarter of 2007, a 111% increase. The changes in composition of selling, general and administrative expenses through the second quarter were predominately attributed to increases in salaries, consulting fees, bad debt expense, insurance expense and travel expenses of approximately $287,000, $216,000, $43,000, $34,000 and $24,000,
respectively. The increases in salaries and consulting fees are a result of the Company's hiring of new employees and consultants to help the Company execute its growth strategy. The increase in bad debt expense is a result of the increase in sales, which required the Company to increase its provision for bad debt. The increase in insurance expense is a result of increased insurance carried by the Company to cover product liability on its transportation products, credit insurance and directors and officers' insurance. The increase in travel expense was primarily attributable to overseas travel to the Company's scooter manufacturer in The People's Republic of China.

The net loss for the six months ended June 30, 2008 was $456,391 compared to a net loss of $560,429 for the six-month period ended June 30, 2007.

Results of operations for the three months ended June 30, 2008, as compared with June 30, 2007 are as follows:

For the three months ended June 30, 2008, the Company generated net sales of $899,922 as compared to $32,070 for the same period last year, an increase of $867,852. The increase was primarily attributable to the Company's sale of scooters totaling approximately $578,000 during the second quarter of 2008.

Cost of sales for the three months ended June 30, 2008 increased to $674,135 from $17,353 for the three months ended June 30, 2007. Gross profit for the three months ended June 30, 2008 increased to $225,787, compared to $14,717 for the three months ended June 30, 2007, an increase of $211,070. As a percentage of revenue, gross profit decreased to 25% from 46% for the three-month periods ended June 30, 2008 and 2007, respectively. The decrease was attributable to the change in composition of sales during the second quarter of 2008.

The Company's selling, general and administrative costs aggregated $709,965 for the three months ended June 30, 2008, as compared to $327,832 for the same period last year, representing an increase of $240,234. The increase in expenses was due primarily to increases in consulting fees, salaries, bad debt expense and travel costs.

The net loss for the three months ended June 30, 2008 was $510,892 compared to a net loss of $325,378 for the period ended June 30, 2007.

--------------------------------------------------------------------------------

Liquidity and Capital Resources

At June 30, 2008 the Company had working capital of approximately $223,000 as compared to working capital of approximately $(560,000) at December 31, 2007. The ratio of current assets to current liabilities was 1.1:1 at June 30, 2008 and 0.5:1 at December 31, 2007. Cash flow used for operations through the second quarter of 2008 was approximately $810,000 compared to the cash flow used for operations of approximately $715,000 through the second quarter of 2007. The company has experienced losses in the past, and has an accumulated deficit of approximately $7,263,000. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions continue to raise doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2008, loans payable to related parties were $1,763,023. These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before year 2009. We have also established lines of credit with the Ponce De Leon Federal Bank. As of June 30, 2008, the balance due on these lines of credit was $254,826. The CEO has negotiated a suspension of interest on the outstanding amounts due. The lines of credit are personally guaranteed by the Chief Executive Officer.

As of June 30, 2008 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The CEO has negotiated a suspension of interest on the amounts due. The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the second quarter 2008 the Company sold 1,969,000 restricted shares of common stock at an average price of $0.39 per share for gross proceeds of $770,000.

Summary of Critical Accounting Policies

     Principles of consolidation -- The consolidated financial statement include the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal quarter ended June 30, 2008 an evaluation was performed under the supervision of and with the participation of the Company's Principal Executive Officer, and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's Disclosure controls and procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934, as amended) and as required by paragraph (b) of Rule 13-a-15 or Rule 15d-15e as of June 30, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms. Our Principal Executive Officer and Principal Financial Officer also concluded that as of June 30, 2008 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Our disclosure controls are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system will be met.

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

Management assessed our internal control over financial reporting as of June 30, 2008, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, segmentation of responsibilities, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended June 30, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. We reviewed the results of management's assessment with the Company's Board of Directors.

Changes in Internal Controls

During the three month period ended June 30, 2008 there were no changes that occurred in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15-e that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material legal proceedings pending or, to its knowledge, threatened against Euro Group of Companies, Inc.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, the Company raised $956,000 through the sale of 3,159,000 restricted shares of common stock. The proceeds of these sales were used for general corporate purposes, including the purchase of inventory, the expansion of the management and sales and marketing functions of the Company, and professional fees.

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

None

Item 4.  Submission of Matters to a Vote of Security-Holders

None

Item 5.  Other information

In March 2008 the Company received an order for air-conditioners from a customer in Europe. The order was for a total of $ 425,000 and was secured by a commercial, transferable letter of credit. At the request of the customer the shipment has been deferred until third quarter 2008. The revenue for the sale will be recognized when the shipment takes place.

Item 6. Exhibits and Reports on Form 8-K

10.1 Supply Agreement entered into by and between Europhone USA, LLC and Globe Star dated September 6, 2007 *

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **

32.1 Certification of Chief Executive Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2 Certification of Chief Financial Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

* Incorporated by reference to the Current Report on Form 8-K, filed September 14, 2007

**   Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-QSB for the second quarter ended June 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

EURO GROUP OF COMPANIES, INC.

August 19, 2008
                                            /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer,
                                                 Director
                                                 (Principal Executive Officer)



August 19, 2008
                                            /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)

Exhibits
Number                      Description of Exhibits
-------   ----------------------------------------------------------------------

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