Form 10KSB/A
period 2007-12-31
EURO GROUP OF COMPANIES, INC.
filed 2008-08-21
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  Amendment #2



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

     The issuer's revenues for its most recent fiscal year were: $114,645

     The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.35 per share, was $13,164,240 as of August 18, 2008 and no non-voting equity is issued.

     At August 18, 2008, the registrant had outstanding 116,042,292 shares of Common stock, par value .001 per share.

     Transitional Small Business Disclosure Format (check one): Yes |_| NO |X|

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Reason for filing a Second Amendment to Form 10-KSB for the year ended December 31, 2007:

This amended, abbreviated Form 10-KSB/A for the year ended December 31, 2007 is being filed to revise the certifications of the Principal Executive Officer and the Principal Financial Officer to conform to the form of certification in Item 601(b)(31) of Regulation S-B, and to include the signatures of at least a majority of the board of directors to conform to the signature requirements of Form 10-KSB.






Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly appointed.

                                            Euro Group of Companies, Inc.


August 21, 2008                             /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer,
                                                 Director
                                                 (Principal Executive Officer)



August 21, 2008                             /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer,
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)


August 21, 2008                             /s/  Georgia Dumas
                                            -----------------------------------
                                                 Georgia Dumas
                                                 Director