Form 10-Q
period 2008-09-30
EURO GROUP OF COMPANIES, INC.
filed 2008-11-14
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the nine months period ended September 30, 2008

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Euro Group of Companies, Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                          13-4070586
 ------------------------------                 -------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001, 116,154,292 shares outstanding as of November 10, 2008

                          EURO GROUP OF COMPANIES, INC.

                                TABLE OF CONTENTS



                                                                            Page

Part I - Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheets as of September 30, 2008 (unaudited)
    and December 31, 2007 (audited)                                          F-1

Consolidated Statements of Operations for the three and nine months
  ended September 30, 2008 and September 30, 2007 (unaudited)                F-2

Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
    for the nine months ended September 30, 2008 (unaudited)                 F-3

Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2008 and September 30, 2007 (unaudited)              F-4

Notes to Consolidated Financial Statements                                   F-5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................        2

Item 4T.   Controls and Procedures.....................................        4


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings...........................................        5

Item 2.    Unregistered Sales of Equity Securities and
           Use of Proceeds.............................................        5

Item 3.    Defaults Upon Senior Securities.............................        5

Item 4.    Submission of Matters to a Vote of Security Holders.........        5

Item 5.    Other Information...........................................        5

Item 6.    Exhibits and Reports on Form 8-K............................        5

SIGNATURES.............................................................        6



                            EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS




ASSETS                                                                    September 30,   December 31,
                                                                              2008           2007
                                                                           -----------    -----------
                                                                           (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                  $    35,777    $    17,081
Accounts receivable, less allowance for returns and doubtful accounts of
       $95,320 and $45,085, respectively                                     1,879,297         42,398
Inventories                                                                    844,505        175,232
Deposits for future inventory purchases                                        149,792         76,215
Deposit with attorney in connection with contemplated
       property acquisition                                                       --          200,000
Prepaid expenses                                                               123,618         62,969
                                                                           -----------    -----------
       Total current assets                                                  3,032,989        573,895

PROPERTY AND EQUIPMENT, net of
       accumulated depreciation of $46,839 and $29,489, respectively           110,582         48,900
                                                                           -----------    -----------

Security deposit-retail store                                                   25,154           --
                                                                           -----------    -----------
       Total other assets                                                       25,154           --
                                                                           -----------    -----------

       TOTAL ASSETS                                                        $ 3,168,725    $   622,795
                                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdrafts                                                            $    34,293    $    34,293
Bank lines of credit                                                           254,826        254,826
Accounts payable and accrued expenses                                        2,105,383        185,578
Payroll taxes and withholdings                                                 564,195        604,327
Customers' deposits                                                             54,960         54,960
                                                                           -----------    -----------
       Total current liabilities                                             3,013,657      1,133,984

LONG TERM LIABILITIES
Loans payable to related parties                                             1,759,347      1,760,329
                                                                           -----------    -----------
       Total liabilities                                                     4,773,004      2,894,313
                                                                           -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value; authorized 10,000,000 shares, issued
and outstanding 0 shares                                                          --             --
Common stock, $.001 par value; authorized 200,000,000 shares, issued
and outstanding 116,154,292 and 107,883,292 shares, respectively               116,155        107,884
Additional paid-in capital                                                   6,191,194      4,812,465
Subscription receivable                                                        (25,000)       (25,000)
Retained earnings (deficit)                                                 (7,886,628)    (7,166,867)
                                                                           -----------    -----------
       Total stockholders' equity (deficiency)                              (1,604,279)    (2,271,518)
                                                                           -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                                                 $ 3,168,725    $   622,795
                                                                           ===========    ===========


                            See notes to consolidated financial statements

                                                 F - 1




                             EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)



                                            Three Months Ended              Nine Months Ended
                                               September 30,                    September 30,
                                      ------------------------------    ------------------------------
                                          2008              2007            2008             2007
                                      -------------    -------------    -------------    -------------

Sales                                 $   1,413,564    $      22,770    $   3,263,893    $      74,286

Cost of  sales                            1,059,309           16,893        2,167,958           51,980
                                      -------------    -------------    -------------    -------------

Gross profit                                354,255            5,877        1,095,935           22,306

Selling, general and
administrative expenses                     610,132          227,079        1,780,460          779,101
                                      -------------    -------------    -------------    -------------

Income (loss) from operations              (255,877)        (221,202)        (684,525)        (756,795)

Interest expense                             (7,493)         (17,052)         (35,236)         (41,888)
                                      -------------    -------------    -------------    -------------

Net income (loss)                     $    (263,370)   $    (238,254)   $    (719,761)   $    (798,683)
                                      -------------    -------------    -------------    -------------

Basic and diluted earnings (loss)
per common share                      $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)

Weighted average shares outstanding
basic and diluted                       115,113,792      103,284,324      112,486,487      100,976,384


                             See notes to consolidated financial statements

                                                  F - 2



                                   EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
                                                     (UNAUDITED)



                                                             Additional                    Retained
                                  Common                      Paid in     Subscription     Earnings
                                  Shares       Par Value      Capital      Receivable      Deficit)       Total
                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at December 31, 2007    107,883,292   $   107,884   $ 4,812,465   $   (25,000)   $(7,166,867)   $(2,271,518)

Sales of common stock             3,271,000         3,271     1,008,729          --             --        1,012,000

Shares issued for services        5,000,000         5,000       370,000          --             --          375,000

Net loss for the nine months
 ended September 30, 2008              --            --            --            --         (719,761)      (719,761)
                                -----------   -----------   -----------   -----------    -----------    -----------

Balance at September 30, 2008   116,154,292   $   116,155   $ 6,191,194   $   (25,000)   $(7,886,628)   $(1,604,279)
                                ===========   ===========   ===========   ===========    ===========    ===========


                                   See notes to consolidated financial statements

                                                        F - 3



                           EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                           Nine Months Ended
                                                                              September 30,
                                                                        --------------------------
                                                                           2008           2007
                                                                        -----------    -----------

Operating Activities:
       Net (loss)                                                       $  (719,761)   $  (798,683)
       Adjusments to reconcile net income (loss) to net cash
       povided by (used for) operating activities:
            Depreciation and amortization                                    17,350         10,465
            Stock-based compensation                                        290,625           --
            Provision for returns and allowance for doubtful accounts        50,235           --
       Changes in operating assets and liabilities:
            Receivables                                                  (1,887,134)       121,521
            Inventories                                                    (669,273)      (230,711)
            Deposits for future inventory purchases                         (73,577)         3,283
            Deposit and prepaid expenses                                    223,726           --
            Accounts payable and accrued expenses                         1,919,805       (105,661)
            Payroll taxes and withholdings                                  (40,132)        (1,106)
            Customers' deposits                                                --            2,821
            Security deposits                                               (25,154)          --
                                                                        -----------    -----------
       Net cash (used for) operating activities                            (913,290)      (998,071)
                                                                        -----------    -----------

Investing Activities:
       Property and equipment additions                                     (79,032)          --

                                                                        -----------    -----------
       Net cash (used for) financing activities                             (79,032)          --
                                                                        -----------    -----------

Financing Activities:
       Increase (decrease) in loans payable to related parties                 (982)        32,790
       Proceeds from sale of common stock                                 1,012,000        904,605

                                                                        -----------    -----------
       Net cash provided by financing activities                          1,011,018        937,395
                                                                        -----------    -----------

Net increase in cash                                                         18,696        (60,676)
       Cash and cash equivalents at beginning of period                      17,081         72,829
                                                                        -----------    -----------

       Cash at end of period                                            $    35,777    $    12,153
                                                                        ===========    ===========


Supplemental disclosures of cash flow information:
       Interest paid                                                    $      --      $      --
                                                                        -----------    -----------

       Income taxes paid                                                $      --      $      --
                                                                        -----------    -----------

                           See notes to consolidated financial statements

                                                F - 4

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the nine months ended September 30, 2008.. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date.

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

NOTE 3- Inventories

Inventory as of September 30, 2008 was $844,505, comprised of World Sim cards and other telecommunications related products carried at $770,866, consumer electronics carried at $20,840, and transportation products carried at $52,799.

NOTE 4-Bank Overdrafts

At September 30, 2008, bank overdrafts (inactive status) consisted of:

                ICTT bank account overdraft facility    $ 1,698
                FONE1 bank account overdraft facility    32,595
                                                        -------
                Total                                   $34,293
                                                        =======

The overdraft facilities provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the balance through December 31, 2008. The loans are personally guaranteed by EGCO's chief executive officer.

NOTE 5-Bank Lines of Credit

At September 30, 2008, bank lines of credit (inactive status) consisted of:

                ICTT line of credit account            $ 17,069
                ICTT line of credit account              16,279
                FONE1 line of credit
                account                                 210,422
                FONE1 line of credit
                account                                  11,056
                                                       --------
                Total                                  $254,826
                                                       ========

The lines of credit provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the agreed balances through December 31, 2008. The loans are personally guaranteed by EGCO's chief executive officer.

NOTE 6-Property and Equipment

      Property and equipment consisted of the following:

                                                      September 30, December 31,
                                                         2008         2007
                                                       ---------    ---------
                Computer equipment and software        $  82,790    $  53,516
                Furniture and Fixtures                    49,758         --
                Leasehold Improvements                    24,873       24,873
                                                       ---------    ---------

                                                         157,421       78,389
                Less accumulated depreciation            (46,839)     (29,489)
                                                       ---------    ---------
                Property and equipment, net
                of accumulated depreciation            $ 110,582    $  48,900
                                                       =========    =========

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $17,350 and $13.372, respectively.

NOTE 7- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes. For the nine months ended September 30, 2008 and 2007, the provision for (benefit from) income taxes consisted of:

                                                 Nine Months Ended
                                                    September 30,
                                              ------------------------
                                              2008                  2007
                                        -----------------      ----------------
     Current
                                        -----------------      ----------------

              Federal
                                        $       --             $       --
              State                             --                     --
                                        -----------------      ----------------
     Total current provision                    --                     --
                                        -----------------      ----------------
     Deferred
              Federal                           --                     --
              State                             --                     --
                                        -----------------      ----------------

     Total deferred provision                   --                     --


     Total income tax expense           $       --             $       --
                                        =================      ================

Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are the result of nondeductible provisions for returns and doubtful accounts and net operating loss carryforwards. The benefit resulting from deferred taxes has been fully reserved.

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

                                                   Nine Months Ended
                                                     September 30,
                                                   2008         2007
                                                 ---------    ---------
       Federal income tax (benefit) at 35%       $(251,916)   $(279,539)
       statutory income tax rate




       Nondeductible increase in allowance for
       returns and doubtful accounts                17,582        1,043
       Change in valuation allowance               234,334      278,496
                                                 ---------    ---------
       Provision for income taxes                $    --      $    --
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


NOTE 8- Payroll Taxes and Withholdings

At  September 30, 2008 payroll taxes and withholdings consisted of:

             Federal social security and income tax       $494,548
             New York State income tax                      51,682
             Connecticut State Income Tax                      880
             New Jersey State Income Tax                       858
             New York State Workers' Compensation Board     16,227
                                                          --------
             Total                                        $564,195
                                                          ========

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to September 30, 2008. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its Federal liability but has not reached such an agreement.


NOTE 9- Loans Payable to Related Parties

At  September 30, 2008, net loans payable to related parties consisted of:

          Due to chief executive officer, chief financial
          officer and affiliates                            $1,759,347
                                                            ----------
          Total                                             $1,759,347
                                                            ==========


The loans payable to related parties do not bear interest and were due on demand. In November 2008, the related parties agreed not to demand repayment of these loans without 370 days notice, and accordingly the Company continues to classify these loans as long term liabilities.

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

     A summary of the Company's segments for the three and nine month periods ended September 30, 2008 and 2007 was as follows:



                                                  Telephone
                                                products and        Transportation       Unallocated
                                                  services             products           Corporate
                                                 (Europhone)         (Eurospeed)        Administration         Total
                                                   Segment              Segment            Amounts             Amount
                                                 -----------         -----------         -----------        -----------
Three Months Ended September 30, 2008
Total revenues                                   $    56,005           1,357,559              --              1,413,564
Income (loss) from Operations                       (259,312)            100,301           (96,866)            (255,877)
Depreciation expense                                   9,482                --                --                  9,482
Total assets                                       1,844,903           1,180,046           143,776          $ 3,168,725
Three Months Ended September 30, 2007
Total revenues                                   $    22,770                --                --            $    22,770
Income (loss) from Operations                       (216,167)               --              (5,035)            (221,202)
Depreciation expense                                   3,096                --                --                  3,096
Total assets                                         378,534              50,785             14,817         $   444,136



                                                  Telephone
                                                products and        Transportation      Unallocated
                                                  services            products           Corporate
                                                 (Europhone)        (Eurospeed)        Administration          Total
                                                   Segment             Segment             Amounts             Amount
                                                 -----------         -----------         -----------        -----------

Nine Months Ended September 30, 2008
Total revenues                                   $ 1,229,446         $ 2,034,447              --              3,263,893
Income (loss) from Operations                       (210,206)           (183,694)         (290,625)            (684,525)

Depreciation expense                                  17,350                --                --                 17,350
Total assets                                       1,844,903           1,180,046           143,776          $ 3,168,725

Nine Months Ended September 30, 2007
Total revenues                                   $    74,286                --                --                 74,286
Income (loss) from Operations                       (750,036)             (6,759)             --               (756,795)

Depreciation expense                                  10,456                --                --                 10,465
Total assets                                         378,534              50,785            14,817          $   444,136


                                                           F-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is actively marketing its telephone products and services, and transportation products and will commence marketing of consumer electronic products in 2009.. We will require additional capital in order to expand our operations and implement our business plan and we have no firm commitments for capital at this time.

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

We are currently located in Port Chester, New York. Euro Group of Companies is an operating company whose subsidiary companies market and sells the "Euro" and "Eugro" families of products. The Company operates in three separate and distinct business areas - we are currently marketing telecommunications products and services and transportation products, and plans to commence marketing of consumer electronics products in 2009. Additional information on these businesses can be found in the "Business" section of the 10-KSB report.

To satisfy future sales of transportation products we plan to purchase motorcycles and scooters from contract manufacturers located in the Peoples' Republic of China ("PRC") with whom we have contracted to produce Eurospeed-branded products. The Company relies upon the continued ability of the Chinese manufacturers to provide such pricing, payment terms, product quality, and certification with USDOT and EPA to remain competitive.

The Company's exclusive distributor of Eurospeed Inc. products in the United States, Canada and Puerto Rico, American Motor Sports, LLC, has negotiated dealer agreements to date with select dealer franchises in different states.

We have entered into agreements with manufacturers in China, Taiwan and Korea to produce our mobile phone and consumer electronics products.

Business Activities

The Company's revenue during the nine months ended September 30, totaled $3,263,893 from the sale of telecommunications products and services and transportation products. See our "Business" section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

In the quarter ended September 30, 2008 we recorded sales of Eurospeed products aggregating $1,357,559 to Eurospeed's dealer network. Sales of Eurospeed products in the first nine months of 2008 totaled $2,034,447.

Europhone USA LLC markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long distance minutes (the "minute plan") to make calls from virtually any telephone worldwide. These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card. Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees. During the quarter ended September 30, 2008 the Company's Europhone subsidiary sold international calling cards and services aggregating $56,005.

On September 24, 2007 the Company's Europhone USA LLC subsidiary announced the signing of a three year agreement with Verizon Communications as an authorized agent of Verizon's FIOS TV and FIOS Internet services, and Verizon's High Speed Internet and voice services. Verizon FIOS is the brand name for the new services offered over Verizon's advanced fiber-optic broadband network. Europhone USA LLC commenced the marketing of Verizon FiOS services along with its Eugro Full HD LCD flat screen televisions and laptop computers at its first retail store, which opened in October, 2008.

We have continued to finance our activities through the sale of equity through private placements and the resources of management and have devoted the majority of our efforts to implementing our marketing plans for telecommunications products, transportation products, and consumer electronic products and appliances; developing sources of supply; further developing our product offering; developing and testing marketing strategy; and expanding the management team

                                        2
--------------------------------------------------------------------------------

Results of operations for the nine months ended September 30, 2008, as compared with September 30, 2007 are as follows:

For the nine months ended September 30, 2008, revenue increased to $3,263,993 from $74,286 for nine months ended September 30, 2007. The increase in revenue was attributable to; 1) the launch in 2008, of the Company's Transportation Products subsidiary, Eurospeed, Inc., which recorded sales of $2,034,447, and 2) increased sales generated from the sale of telephone products and services including, sales of world sim and prepaid calling cards, cell phones, mobile activations and commissions, aggregating $1,229,446, an increase of approximately $1,155,000 over the nine months ended September 30, 2007.

Cost of sales increased to $2,167,958 for the nine months ended September 30, 2008 from $51,980 for the nine months ended September 30, 2007. Gross profit increased to $1,095,935 for the nine months ended September 30, 2008 compared to $22,306 for the mine months ended September 30, 2007, an increase of $1,073,629. As a percentage of revenue, gross profit increased to 34% for the nine months ended September 30, 2008 from 30% during the nine months ended September 30, 2007. The increase in gross profit percentage was primarily attributable to the Company's ability to sell its world sim card, a new product with higher margins introduced in 2008. The Company is uncertain that it will be able to maintain its profit margin on this product in the future.

Selling, general and administrative expenses increased to $1,780,460 through the third quarter of 2008, from $779,101 through the third quarter of 2007, a 129% increase. The increase in selling, general and administrative expenses through the third quarter is attributable to increases in salary related expenses, consulting fees, bad debt expense, insurance expense, freight expense, and travel expenses of approximately $509,000, $283,450, $47,000, $59,000, $12,000 and $59,000, respectively. The increases in salaries and consulting fees are a result of the Company's hiring of new employees and consultants. Included in salaries expense for the nine months ended September 30, 2008, was $290,625 of stock based compensation resulting from the issuance of 5,000,000 shares of restricted common stock to the Company's Chief Executive Officer under the provisions of a non-dilution agreement pursuant to which he is not to be diluted.. The stock was valued at $375,000 after application of a 50% discount to the trading price on the grant date, which discounted the value of the stock for the restrictions on the shares, and is being expensed at the rate of $93,750 per quarter through December 31, 2008. The increase in bad debt expense is attributable to the increase in sales, which required the Company to increase its provision for bad debt. The increase in insurance expense is a result of increased insurance carried by the Company to cover product liability on its transportation products, credit insurance and directors and officers' insurance. The increase in travel expense was primarily attributable to overseas travel to the Company's scooter manufacturers in The People's Republic of China.

The net loss for the nine months ended September 30, 2008 was $719,761compared to a net loss of $798,683 for the nine-month period ended September 30, 2007.

Results of operations for the three months ended September 30, 2008, as compared with September 30, 2007 are as follows:

For the three months ended September 30, 2008, the Company generated net sales of $1,413,564 as compared to $22,770 for the same period last year, an increase of $1,390,794. The increase was primarily attributable to the Company's sale of scooters totaling approximately $1,357,000 during the third quarter of 2008.

Cost of sales for the three months ended September 30, 2008 increased to $1,059,309 from $16,893 for the three months ended September 30, 2007. Gross profit for the three months ended September 30, 2008 increased to $354,255, compared to $5,877 for the three months ended September 30, 2007, an increase of $348,378. As a percentage of revenue, gross profit decreased to 25% due to discounts provided to Eurospeed dealers for first orders. .

The Company's selling, general and administrative costs aggregated $610,132 for the three months ended September 30, 2008, as compared to $227,079 for the same period last year, representing an increase of $383,053. The increase in expenses was due primarily to increases in salaries, consulting fees, rent expense, insurance expense and travel costs of approximately $201,000, $68,000, $30,000, $24,000 and $35,000, respectively. . The increases in salaries and consulting fees are a result of the Company's hiring of new employees and consultants to help the Company execute its growth strategy. Included in salaries expense during the third quarter of 2008, was $96,875 of stock based compensation issued to our chief executive officer s more fully described above.. The increased rent expense in the third quarter of 2008 was primarily attributable to the Company's move to new office space and the leasing of a retail location in 2008. The increase in insurance expense is a result of increased insurance carried by the Company to cover product liability on its transportation products, credit insurance and directors and officers' insurance. The increase in travel expense was primarily attributable to overseas travel to the Company's scooter manufacturers in The People's Republic of China.

The net loss for the three months ended September 30, 2008 was $263,370 compared to a net loss of $238,254 for the period ended September 30, 2007.

                                        3
--------------------------------------------------------------------------------

Liquidity and Capital Resources

At September 30, 2008 the Company had working capital of approximately $19,000 as compared to working capital of approximately $(560,000) at December 31, 2007. The ratio of current assets to current liabilities was 1:1 at September 30, 2008 and 0.5:1 at December 31, 2007. Cash flow used for operations for the nine months ended September 30, 2008 was approximately $913,000 compared to the cash flow used for operations of approximately $998,000 for the nine months ended September 30, 2007. The company has experienced losses in the past, and has an accumulated deficit of approximately $7,887,000. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions continue to raise doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue operations and/or the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2008, loans payable to related parties were $1,759,347. These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before November 2009. As of September 30, 2008, the Company is in default on the balance due on bank lines of credit of $254,826. The bank has orally agreed to suspend the accrual of interest on balances through December 31, 2008. The lines of credit are personally guaranteed by the Chief Executive Officer. We cannot currently repay these bank lines of credit nor are we able to draw any further funds on the credit lines.

As of September 30, 2008 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The bank has agreed to suspend the accrual of interest on the balances due through December 31, 2008. The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the third quarter 2008 the Company sold 112,000 restricted shares of common stock at an average price of $0.50 per share for gross proceeds of $56,000. In the nine months ended September 30, 2008 the Company sold 2,471,000 restricted shares of common stock for gross proceeds of $1,012,000. In the nine months ended September 30, 2007 the Company raised $904,605 through the sale of 6,674,240 restricted shares of common stock.

In a meeting of the Euro Group of Companies, Inc. Board of Directors on February 11, 2008 the members of the Board, with the Chairman and CEO abstaining, unanimously voted to award "non-dilution rights" to the CEO, which will have the effect of preserving his ownership percentage of the Company's common stock at 72.3% of the outstanding common stock of the Company, and unanimously voted to award to the CEO five million shares of Euro Group common stock, under the terms of the "non-dilution" agreement.




Item 3. Controls and Procedures

 a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended were effective as of September 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and also designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION



Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, the Company raised $ 56,000 through the sale of 112,000 restricted shares of common stock. The proceeds of these sales were used for general corporate purposes. The Company issued these shares in reliance on the exemption from registration Afforded by Section 4(2) of the Securities Act of 1933.


Item 6. Exhibits and Reports on Form 8-K


21.1 List of  Subsidiaries

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-Q for the quarter ended September 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized.

EURO GROUP OF COMPANIES, INC.

November 14, 2008
                                            /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer,
                                                 Director
                                                 (Principal Executive Officer)



November 14, 2008
                                            /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)

Exhibits
Number    Description of Exhibits
--------- ----------------------------------------------------------------------
21        List of Subsidiaries.
31.1      Certification of the Company's Chief Executive Officer pursuant to
          Section 302 of Sarbanes Oxley Act.
31.2      Certification of the Company's Chief Financial Officer pursuant to
          Section 302 of Sarbanes Oxley Act.
32.1      Certification of the Company's Chief Executive Officer pursuant to
          18 U.S.C. Section 1350
32.2      Certification of the Company's Chief Financial Officer pursuant to
          18 U. S. C. Section 1350