Form 10-K
period 2008-12-31
EURO GROUP OF COMPANIES, INC.
filed 2009-11-13
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


     (Mark One)
     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2008

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


                                 Previous name:
                             ----------------------
                             ICT Technologies, Inc.

                    Issuer's Telephone Number: (914) 937-3900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value .001 per share


Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |-| NO |x|

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |-|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                    Accelerated filer         [ ]

Non-accelerated filer [ ]                      Smaller reporting company [X]
(Do not check if smaller reporting company)?

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act): Yes |-| NO |X|

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.12 per share, was $ 4,035,474 as of November 2, 2009 and no non-voting equity is issued.

As of November 2, 2009 113,626,793 shares of Common stock of the registrant were outstanding.

                                Table of Contents
                                                                            Page
                                                                            ----
Part I
------

Item 1        Description of Business                                          1

Item 2        Description of Property                                          6

Item 3        Legal Proceedings                                                6

Item 4        Submission of matter to a Vote of Security Holders               6

Part II
-------

Item 5        Market for Common Equity and Related Stockholder Matters         7

Item 6        Management Discussion and Analysis of Plan of Operations         8

Item 7        Financial Statements                                           F-1

Item 8a       Controls and Procedures                                         11


Part III
--------

Item 9        Directors, Executive Officers, Promoters and Control
              Persons Compliance with Section 16(a) of the Exchange Act       12

Item 10       Executive Compensation                                          13

Item 11       Security Ownership of Certain Beneficial Owners and
              Management, and Related Matters                                 14

Item 12       Certain Relationships and Related Transactions                  14

Item 13       Exhibits                                                        14

Item 14       Principal Accountant Fees and Services                          15

                                     Part I

                    Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the "Company," "we," "us" and "our" refers to Euro Group of Companies, Inc., f/k/a I.C.T. Technologies, Inc.

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS


     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate" "expect," "hope," "intend," "may," "plan," "potential," "product," "seek," "should," "will," "would" and variations of such words. Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation: :

     o Our ability to raise additional capital to sustain and develop operations and satisfy our existing contracts,

     o Our ability to brand and market our "Eugro" and "Euro" family of products,

     o Our ability to compete in the prepaid mobile telephone, wireless telecom hardware, sim chip or calling card businesses which will require us to continually introduce, manufacture and sell new products and services at competitive prices,

     o Our ability to successfully create a distributor network for our electronics products and to timely deliver flat screen television and other merchandise from time to time,

     o Our ability to successfully penetrate the motorcycle and motor scooter markets and to develop and maintain a sales distribution network,

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

Certain of these distribution arrangements have since been terminated as the Company decided to shift its focus to the sale of calling card services and sim chips and to establishing manufacturing arrangements for the sale of motor scooters.

As a result of the 2002 transaction and subsequent contribution of Europhone USA, Inc., the seller of the acquired businesses was issued 78,000,000 shares of the Company's common stock and became Chief Executive Officer and Chairman of the Board of Directors of the Company.

The Company's principal executive office is located at 10 Midland Avenue, Port Chester, New York 10573 and its telephone number is (914) 937-3900. Information about Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) May be found on its website at "www.eugro.com." Information found on the Euro Group of Companies, Inc. (formerly ICT Technologies) website should not be considered part of this annual report on Form 10-K and should not be relied upon in evaluating the Company.

Euro Group of Companies is a holding company whose subsidiary companies market and sell the "Euro", "Eurospeed" and "Eugro" families of products. The Company operates in three separate and distinct business areas - telecommunications products and services, transportation products, and consumer electronics.


PRODUCTS
--------

TELECOMMUNICATIONS
------------------

The Company's Europhone subsidiary is an MVNO (Mobile Virtual Network Operator) involved in the wholesale marketing of wireless hand sets, domestic and international prepaid cellular services, domestic and international prepaid calling cards and Verizon "FiOS" services.

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

Europhone USA markets Verizon's FiOS services along Euro Group's consumer electronics products, such as the Eugro brand's family of state-of-the-art Full HD Flat Screen televisions, laptops, digital cameras, blue tooth communication devices and other accessories at highly trafficked mall locations and selected retail stores in New Jersey and New York.

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

In 2007 the Company obtained a license from the United States National Highway Traffic Safety Administration to assemble motorcycles and scooters for street use in the United States, and received a proprietary Eurospeed VIN number to allow the sale of these vehicles. In 2007 the Company also obtained licenses, and a proprietary VIN number, to manufacture these products at select contract manufacturing plants in China.

The Company's Shanghai office sources and oversees transportation product production in China, and facilitates communication with the factories that the Company utilizes. Eurospeed, Inc. has appointed an Exclusive Distributor, American Motor Sports, LLC, for sales in the United States and Canada. The Distributor has assembled a network of new car dealers, spanning seven states to date, who are eager to add additional higher margin products to their automobile offering. The Company has adopted a strategy to market through new-car dealers because they have a modern showroom, existing customers, and a full service capability that is not typical in the industry. The Company supports the marketing of transportation products with a comprehensive spare parts program and an industry-best limited three year parts and labor warranty on the products it offers. During calendar year 2008 Eurospeed, Inc. recognized sales of transportation products aggregating $ 1,597,312, of which amount $99,200 was attributable to international sales.

In September, 2008 Eurospeed Inc. received an order from American Motor Sports, LLC, our exclusive distributor for $1,036,601, accompanied by a deposit of $292,239 (or 28%) in cash. The Company agreed to extend payment terms for the balance, and commenced shipment in September of that product for which we received payment. We believe that the worldwide credit crisis in Fourth Quarter 2008 and the resulting curtailing of credit facilities, and the inability of our exclusive distributor and his dealers to access existing floor-planning lines of credit contributed to the distributor's failure to fulfill the terms of sale for the September invoice.

In November 2008 the Distributor signed an "anticipatory breach" letter and agreed to relinquish all marketing rights to the product and allow its sale to any customer. As a result of this action, Eurospeed has re-assumed ownership of the inventory and reversed that portion of the sale transaction for which payment was not received.


CONSUMER ELECTRONICS
--------------------

The Company's Eurokool subsidiary plans to import and market split-wall air conditioners, electric power generators, laptop computers, MP-4 players, and Bluetooth communication devices from China, and Full High Definition flat-screen LCD televisions in sizes ranging from 22" to 52" purchased from manufacturers in Taiwan, China and Korea.

The company's state-of-the-art electronic products are made available through a network of proprietary relationships with Asian manufacturers, and will be sold through international distributors, sub-agents and affiliates.

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

The Company's Eurospeed subsidiary has entered into contract manufacturing agreements with Qianjiang Motorcycles Group, Ltd. and other manufacturers in China for the manufacture of scooters, motorcycles and ATVs under the Eurospeed name. The Company's contract manufacturers of transportation products have secured all required Department of Transportation (DOT) and Environmental Protection Administration (EPA) permits and licenses to allow the sale of these products in the United States.

The Company's Eurokool subsidiary utilizes a number of contract manufacturers to produce its consumer electronic products.

Eurokool purchases laptop computers, MP-4 players, digital cameras and Bluetooth communication devices from selected manufacturers in China. The Company plans to purchase air-conditioners of various types (split units that offer both cooling and heat, window and floor units) from Guangdong Chigo Air Conditioning Co., Ltd. under a manufacturing agreement originally signed in 2002 and renewed for an additional five years in January, 2007, Eurokool was appointed as the sole agent for the distribution of Chigo products bearing both the "Chigo" and "Eurokool" brand names in North, South, and Central America, and parts of Europe, except that distribution is only permitted under the "Eurokool" brand name in countries or regions where sales of Chigo branded products have already taken place, namely China, Greece and certain other countries. Before sales of air conditioners can commence in the United States, the Company will be required to obtain Underwriter's Laboratory and other regulatory approvals. The Company's contact manufacturer, Chigo, obtained Underwriters Laboratory (UL) and other regulatory approvals on five separate Chigo models allowing for sale of these products in the United States.

While the Company believes that there is a market for split-system air conditioners, the Company made no air-conditioner sales in 2008, and the Company has no plan at this time to market and sell air-conditioner products in 2009.

COMPETITION

The Company faces competition from large, well-established, and well-funded companies in each of our product and service areas. Euro Group of Companies and its subsidiaries must rely on innovation and prompt response to changing market needs to obtain market share.

The Europhone business segment competes with many of the large telecommunications providers, including ATT, Cingular, Verizon and Sprint. The Company competes with them for both cellular time and prepaid calling services. The Company also competes with Virgin Mobile, Inc., Locus Communications, Inc., and Tracfone Wireless, Inc. and others with significant resources for sales of prepaid calling telephone time. The Company believes that it's long-distance and prepaid calling services are competitive based on price, although an across-the-board decrease in telecommunication rates charged by the major carriers may increase pressure on operating margins.

The Eurospeed brand of transportation products is a relatively new and untried entry to the market for scooters, motorcycles and ATVs. The Company competes with such well known names as Honda, Suzuki, Kawasaki and Piaggio (a/k/a Vespa) by offering products of comparable quality at a very competitive price through our newly formed network of existing new car dealers. To support our entry into the competitive marketplace Eurospeed offers a limited threeyear product warrantee, the abvailability of spare parts and new-car dealer service of the products.

The Eurokool subsidiary competes with such major competitors as GE, LG, Motorola, Samsung and Dell. For each of our consumer electronic products the Company expects to compete based on price and by being first to the market with innovative, new products.

MARKETING AND SALES

The Company currently has four employees (other than executive staff) involved in sales and marketing. The Company is aggressively seeking independent distributors to represent the sale of certain of its telecommunications products under exclusive and non-exclusive distribution arrangements.

Eurospeed products are being marketed internationally through select customers and distributors in Greece, Romania, Colombia and Croatia. For sales in the United States, Canada and Puerto Rico, the Company has entered an exclusive distribution Agreement with a Connecticut-based entity, American Motor sports, LLC (d/b/a Eurospeed USA,Inc.).The exclusive distributor is establishing a network of new car dealers to sell and service Eurospeed products and accessories in assigned territories. As an essential component of the strategy to build the Eurospeed "brand" identity, the exclusive distributor and each member of the national dealer network will be required to use the Eurospeed name in the market, e.g., "Eurospeed of Tucson".

As of the end of 2008 the Company had identified the consumer electronics products that it will offer, and negotiated supply agreements with China based manufacturers for delivery of product. The Company has not yet established a full distribution network for these products.

SEASONALITY

The Company has experienced no seasonality in the marketing of telecommunications products. For Eurospeed products, in much of the country, the peak marketing season is March through September, and it is expected that ATV and UTV (Utility vehicle) sales will not be affected by seasonality. Consumer electronics products have traditionally seen higher sales in calendar fourth quarter in the United States.

EMPLOYEES

The Company has fifteen employees in the United States and has access to factory technical staff at an office in Shanghai, China. None of the Company's employees are represented by labor unions, and the Company considers its employee relations to be very good.


GOVERNMENT REGULATION

Motorcycles and Scooters

     The motorcycles and scooters to be distributed by our Eurospeed subsidiary for sale in the United States are subject to certification by the U.S. Environmental Protection Agency ("EPA") for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. Our motorcycle products are EPA certified to comply with these standards, which certifications must be renewed regularly. It is the responsibility of Eurospeed U.S.A, our exclusive distributor in the United States, to be registered in all states that require registration to distribute motor vehicles. The Company believes that these registrations have been secured for all states other then California, Alaska and Hawaii. We have also been granted a "VIN number" designation by the United States Department of Transportation to manufacture our motorcycles and scooters for all-road use, with a unique Eurospeed "VIN number," designated for all products. (See "United States Department of Transportation VIN Numbers," above.) We require USEPA certification of our products for products manufactured in China under our manufacturing license.

     Certain states have minimum product and general liability and casualty insurance liability requirements before they grant authorization or certification to distributors, such as Eurospeed U.S.A., to sell motor vehicles and scooters. Without this insurance neither Eurospeed U.S.A. nor we, or any other distributor, is permitted to sell these vehicles to motor vehicle dealers in certain states. We have secured a products liability policy of $2 million with umbrella coverage of up to an additional $3 million at a cost of approximately $50,000 per year. While we believe that these policy limits will be sufficient initially in order to qualify us to do business, the insurance requirements that are imposed upon us may vary from state to state, and will increase if and as sales increase or as the products we offer increase in variety. Additionally, these insurance limits do not represent the maximum amounts of our actual potential liability and motor vehicle liability tort claims may exceed these claim amounts substantially. No assurance can be made that we will be able to satisfy each state's insurance coverage requirements or that we well be able to maintain the policy limits necessary from time to time in order to permit sales of our products in various jurisdictions that require such coverage and, if a liability arises, no assurance can be made that these insurance limits will be sufficient.

Air Conditioners

     Approvals have been secured by our supplying manufacturers for the sale of all air conditioners in Europe (CE approval) and the Company has been granted Underwriter Laboratories (UL Listing) approvals for the sale of five models of air conditioners in the United States. See also "Environmental Regulation" below.

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

Environmental Regulation

     Federal, state and local authorities have environmental control requirements relating to both the motorcycle and air conditioner businesses. For instance, the EU regulates the types of refrigerants that are used in air conditioning units. The Company strives to ensure that its products comply with all applicable environmental regulations and standards.

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


State and Foreign Laws

     Our products and services are distributed and/or accessible worldwide, which requires compliance with the laws of different jurisdictions. Because certain of our services are distributed and/or accessible worldwide, many jurisdictions may claim that we are required to comply with their laws. We believe that we have taken all appropriate regulatory actions required to conduct its business to date. Our failure to qualify to do business (or to have any of our subsidiaries qualify to do business) in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in the inability of Euro Group of Companies to enforce contracts in such jurisdictions.


Intellectual Property and Other Proprietary Rights

     We (or our respective subsidiaries, as the case may be) own registered trademarks for our Eurokool and Eurospeed and Europhone brands. Our "Eugro" mark has been in use by our Europhone subsidiary since 2006 and is owned by the Euro Group CEO, and is copyright registered. Our success depends in part upon our ability to protect our trademarks, service mark, and trade secrets. Effective trademark, service mark, and trade secret protection may not be available in every country in which our products and services are made available, and thus, the steps that we take may be inadequate to protect our rights. In addition, no assurance can be made that our marks will not conflict with marks already used by others. If we are unable to use our marks we will be adversely affected. We currently hold the Internet domain names "www.icttechnologies.com", "www.EurophoneUSA.com", "www.GoEurospeed.com", and "www.Eurokool.com". Euro Group also has the right to use the "www.Eugro.com" domain name which is owned by the Company's C.E.O.

     We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of its trademarks and other proprietary rights. In addition, no assurance can be made that we will be granted trademark or trade name rights to the "Eugro World Sim" marks or, that such mark will not conflict with existing marks of other persons.

     We have entered into confidentiality and assignment agreements with our employees and contractors, and non-disclosure agreements with parties with whom the Company conducts business. In addition, we negotiate confidentiality and non-circumvent provisions in our distribution agreements to the extent possible. We do this in order to limit access to, and prevent disclosure of, our proprietary information, or to prevent overlap of rights among our distributors and future distributors and with ourselves. There can be no assurance that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient.

Insurance

The Company maintains a general commercial and products liability policy in the amount of $2,000,000, and an umbrella policy in the amount of $3,000,000.

Item 2. Description of Property

     We occupy 5,008 square feet of office space at 10 Midland Avenue, Port Chester, New York 10573 which we lease from Strobe Development Company of White Plains, New York. The lease is a five-year lease, commencing on May 12, 2008 and expiring on May 31, 2013. Rent for the first year is $26,292 and increases at the rate of 3% per year thereafter. Under the terms of the lease Euro Group is also responsible for its pro-rata share of the real estate taxes, operating expenses and utilities. At lease expiration, the Company has an option to renew for an additional five years at 95% of Fair Market Value. We do not currently have renters or casualty insurance on this property, but do not believe that it is necessary as we do not maintain valuable assets at this location and do not own the property itself. We have no present plans to lease additional space unless, and until, our operations increase.

Item 3. Legal Proceedings

     In the ordinary course of business, we are periodically a party to lawsuits and claims. We do not believe that any resulting liability from existing legal proceedings, individually or in the aggregate, will have a material adverse effect on our results of operations or financial condition

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.



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


Fiscal Years:

                                            High                     Low
                                            -----------------------------
         2008
         Dec. 31, 2008                      $0.12                   $0.07
         Sept. 30, 2008                      0.34                    0.16
         June 30, 2008                       0.20                    0.10
         Mar. 31, 2008                       0.15                    0.15

         2007
         Dec. 31, 2007                      $0.20                   $0.06
         Sept. 30, 2007                      0.23                    0.10
         June 30, 2007                       0.20                    0.06
         Mar. 31, 2007                       0.14                    0.05


     As of December 31, 2008 there were approximately 332 record owners of our common stock.

                                 DIVIDEND POLICY

We have never paid cash dividends on our common stock and management anticipates that the Company will retain its future earnings, if any, to finance the growth of our business.

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

----------------------------------------------------------------------------------------------------------------

                                                         EQUITY COMPENSATION PLAN INFORMATION


                                                           (a)                  (b)                   (c)
                                                  --------------------------------------------------------------
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

                                                      7

1) We do not have any equity compensation plans approved by the security holders.

2) We do not have any equity compensation plans not approved by the security holders.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2008 the Company sold a total of 674,000 shares of unregistered common stock for $143,500.

During the twelve months ended December 31, 2008 the Company sold a total of 3,945,000 shares of unregistered common stock for $1,155,500.

Subsequent to the end of 2008 the Company sold 738,501 shares of unregistered common stock for $133,045, and issued 1,060,000 shares of unregistered common stock in lieu of cash for consulting services.

     Management believes that these sales were exempt from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Regulation D. No sales commissions or finders fees were paid in connection with such sales.

     In February 2008 the Board of Directors issued five million shares of common stock to the Company's Chief Executive Officer. Subsequent to the grant the CEO determined that it would be in the best interest of the Company for him to return the five million shares to the Company, and the shares were returned.

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

     The following discussion relates to the results of our operations to date, and our financial condition:

General

In 2002 the Company acquired the assets and the business of Europhone USA, Inc. and Europhone, Inc., Eurokool, and Eurospeed, and assumed the manufacturing and distribution agreements for long distance calling cards and related activities, and for air-conditioners and scooters. The Company has since expanded the product offering to include prepaid calling cards and sim chips, cell phones, other transportation products, such as motorcycles and ATVs, and consumer electronics products. The Company's goal is, and has been, to build its "Eugro", "Eurospeed" and "Euro" brand names.

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


Business Activities

For the twelve months ended December 31, 2008 the Company recognized revenues of $2,657,933 compared to revenues of $113,645 for the twelve months ended December 31, 2007, an increase of $,2,544,288, or 2,239%. The increase in revenues year over year is primarily attributable to higher sales of transportation products, international and prepaid calling cards and commissions paid to the Company for Verizon FiOS sales.

The Company recognized revenues from the sale of motor scooters of $ 1,365,652 in 2008 compared to $4,561 in 2007, and revenues from the sale of telecommunications services in 2008 of $1,214,608 compared to $61,633 in 2007. In 2008 the Company's Europhone USA, LLC subsidiary revenues included revenues of $77,674 from commissions for the sale of Verizon FiOS services compared to commission revenue of $18,983 in 2007. In calendar year 2007 Europhone also recognized one-time revenue of $28,468 from the sale of olive-oil. 8 Cost of sales for the twelve months ended December 31, 2008 was $1,749,887 compared to $134,899 for the period ended December 31, 2007, an increase of $1,614,988, or 1,197%.

The Company experienced a gross profit of $908,046 for the twelve month period ended December 31, 2008 compared to a gross loss of $21,254 for the twelve month period ended December 31, 2007

For the twelve months ended December 31, 2008 selling, general and administrative expenses were $2,481,677 compared to $1,263,556 for the twelve months ended December 31, 2007, an increase of $1,218,121, or 96%.

The increase in selling, general and administrative expenses was primarily due to an increase in bad debt expense ($587,667 in 2008 compared to $15,028 in 2007), higher salary and salary related expenses as the result of increased staffing levels ($961,149 in 2008 compared to $656,509 in 2007), professional fees and consulting expenses ($421,506 in 2008 compared to $248,198 in 2007), higher travel and entertainment expenses($162,872 in 2008 compared to $72,940 in 2007), and increased insurance expense($103,825 in 2008 compared to $49,025 in
2007).

In 2008, as earlier stated, the exclusive distributor for Eurospeed, Inc. failed to make payment in full for product ordered in September 2008. The Company exercised its contractual right to retake possession of that product for which it did not receive payment in full. As a result of this action the Company incurred freight and demurrage charges, which the exclusive distributor has agreed to pay, resulting in Other Income of approximately $232,000 as of December 31, 2008.

Euro Group of Companies, Inc. generated a net loss of $1,441,313 for calendar year 2008 compared to a net loss of $1,326,697 for calendar year 2007.

Liquidity and Capital Resources

At December 31, 2008 the Company had a working capital deficiency of $628,870 and a stockholders deficiency of $2,557,331. In addition the Company has suffered recurring losses from operations and has an accumulated deficit of approximately $8,608,180. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. There can be no assurance, however, that the Company will be able to generate sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2008 loans payable to related parties were $2,065,314. These loans have been reclassified to Long-Term Liabilities at the request of the Chief Executive officer who has agreed that repayment will not be demanded before 2010. The Company has also established lines of credit with the Ponce de Leon Federal Bank. As of December 31, 2008 the balance due on these lines of credit was $210,422. The Company's CEO has negotiated a suspension of interest on the outstanding amounts

As of December 31, 2008 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The CEO has negotiated a suspension of interest on the amounts due, and has provided a personal guarantee of repayment.

During 2008 the Company raised a total of $1,155,500 through the sale of a total of 3,945,000 shares of common stock.

In February 2008 the Company's Board of Directors awarded 5,000,000 shares of common stock to the Company's Chief Executive Officer, as well as a "non-dilution" provision that would have maintained the CEO's percentage share of stock ownership in the Company. The Chief Executive Officer subsequently determined that this was not in the best interest of the Company and he returned the 5,000,000 shares to the Company and refused to accept the "non-dilution" provision.

                          EURO GROUP OF COMPANIES, INC.


                          INDEX TO FINANCIAL STATEMENTS


Financial Statements


     Report of Independent Registered Public Accounting Firm                 F-1

     Consolidated Balance Sheets as of December 31, 2008 and 2007            F-2

     Consolidated Statements of Operations for the years ended
        December 31, 2008 and 2007                                           F-3

     Consolidated Statements of Changes in Stockholders Equity
        (Deficiency) for the years ended December 31, 2008 and 2007          F-4

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2008 and 2007                                           F-5

     Notes to Consolidated Financial Statements                              F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Euro Group of Companies, Inc.

I have audited the accompanying consolidated balance sheets of Euro Group of Companies, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euro Group of Companies, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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




                                            /s/  Michael T. Studer CPA P.C.
                                            -----------------------------------
                                                 Michael T. Studer CPA P.C.


Freeport, New York
November 13, 2009



Item 7 - Financial Statements


                                EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                                      2008          2007
                                                    ASSETS

CURRENT ASSETS
Cash in banks                                                                     $     1,849    $    17,081
Accounts receivable, less allowance for doubtful accounts of $147,597                 139,478         42,398
and $45,085 respectively
Inventory                                                                             677,121        175,232
Deposits for future inventory purchases                                               104,993         76,215
Deposit with attorney in connection with contemplated
property acquisition (returned January 2008)                                             --          200,000
Prepaid Expenses                                                                       57,828         62,969
      Total current assets                                                            981,269        573,895

Property and equipment, less accumulated depreciation of $115,215
and $29,489, respectively                                                             111,699         48,900

Security deposit - retail store                                                        25,154           --
                                                                                  -----------    -----------

     TOTAL ASSETS                                                                 $ 1,118,122    $   622,795
                                                                                  ===========    ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdrafts                                                                   $    34,293    $    34,293
Bank lines of credit                                                                  210,422        254,826
Accounts payable and accrued expenses                                                 879,812        185,578
Payroll taxes and withholdings                                                        485,612        375,558
Customer deposits                                                                        --           54,960
                                                                                  -----------    -----------
   Total current liabilities                                                        1,610,139        905,215

LONG TERM LIABILITIES
Loans payable to related parties                                                    2,065,314      1,989,098

     TOTAL LIABILITIES                                                            $ 3,675,453    $ 2,894,313
                                                                                  ===========    ===========

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued          --             --
Common stock, $.001 par value, 200,000,000 shares authorized; issued and
outstanding 111,828,292 and 107,883,292 shares, respectively                          111,828        107,884
Additional paid-in capital                                                          5,964,021      4,812,465
Subscription receivable                                                               (25,000)       (25,000)
Retained earnings (deficit)                                                        (8,608,180)    (7,166,867)
                                                                                  -----------    -----------

Total stockholders' equity (deficiency)                                            (2,557,331)    (2,271,518)
                                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)                            $ 1,118,122    $   622,795
                                                                                  -----------    -----------


See notes to consolidated financial statements.

                                                      F-2

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     Year ended December 31,
                                               --------------------------------
                                                    2008               2007
                                                    ----               ----

Sales                                          $   2,657,933      $     113,645

Cost of sales                                      1,749,887            134,899
                                               -------------      -------------
Gross profit (loss)                                  908,046            (21,254)

Selling, general and
administrative expenses                            2,481,677          1,263,556
                                               -------------      -------------

Income/loss) from operations                      (1,573,631)        (1,284,810)

Other Income                                         231,660               --
Interest expense                                     (99,342)           (41,887)
                                               -------------      -------------

           Net Income/loss)                    $  (1,441,313)     $  (1,326,697)
                                               -------------      -------------
Basic and diluted earnings (loss)
Per common share                               $       (0.01)     $       (0.01)

Weighted average shares outstanding
basic and diluted                                109,855,792        102,201,638


See notes to consolidated financial statements.



                                EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CHANGES
                                     IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    YEARS ENDED DECEMBER 31, 2007 AND 2008



                                                      Additional                    Retained
                            Common                      Paid-in     Subscription    Earnings
                            Shares       Par Value      Capital      Receivable     (Deficit)        Total
                          -----------   -----------   -----------   -----------    -----------    -----------
Balance at
  December 31, 2006        97,197,384   $    97,198   $ 3,270,546   $      --      $(5,840,170)   $(2,472,426)

Common stock subscribed       100,000           100        24,900       (25,000)          --             --

Sale of common stock       10,535,908        10,536     1,504,569          --             --        1,515,105

Shares issued for
   services                    50,000            50        12,450          --             --           12,500

Net loss for year ended
  December 31, 2007              --            --            --            --       (1,726,697)    (1,726,697)


Balance at                107,883,292       107,884     4,812,465       (25,000)    (7,166,867)    (2,271,518)
 December 31, 2007

Sale of Common
Stock                       3,945,000         3,944     1,151,556          --             --        1,155,500

Net loss for year
ended December 31,
2008                             --            --            --            --       (1,441,313)    (1,441,313)
                          -----------   -----------   -----------   -----------    -----------    -----------
Balance at December
31, 2008                  111,828,292   $   111,828   $ 5,964,021   $   (25,000)   $(8,608,180)   $(2,557,331)
                          ===========   ===========   ===========   ===========    ===========    ===========


See notes to consolidated financial statements.

                                                      F-4

                  EURO GROUP OF COMPANIES, INC.AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Year ended December 31,
                                                         2008           2007
OPERATING ACTIVITIES
Net income(loss)                                     $(1,441,313)   $(1,326,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                             20,832         14,688
Provision for bad debt                                   587,667           --
Stock Based Compensation                                    --           12,500

Changes in operating assets and liabilities:
Receivables                                             (684,747)       130,290
Inventories                                             (501,889)      (128,609)
Deposits for future inventory purchases                 ( 28,778)          --
Deposits and prepaid expenses                            179,987       (262,684)
Accounts payable and accrued expenses                    694,234       (  9,247)
Payroll taxes and withholdings                           110,054        187,927
Customer deposits                                        (54,960)       (11,600)
                                                     -----------    -----------

Net cash provided by (used in) operating
activities                                            (1,118,913)    (1,393,432)
                                                     -----------    -----------

INVESTING ACTIVITIES
Property and equipment additions                      (   83,631)       (22,908)
                                                     -----------    -----------

Net cash used in investing activities                 (   83,631)       (22,908)

FINANCING ACTIVITIES
Proceeds from sale of common stock                     1,155,500      1,515,105
Payment on credit line                                   (44,404)          --
Increase in loans payable to related parties              76,216       (154,513)
                                                     -----------    -----------
Net cash provided by financing activities              1,187,312      1,360,592
                                                     -----------    -----------

NET INCREASE(DECREASE) IN CASH                           (15,232)       (55,748)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              17,081         72,829
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR               $     1,849    $    17,081
                                                     ===========    ===========

Supplemental disclosures of cash flow information:
     Interest paid                                   $      --      $      --
                                                     -----------    -----------

     Income taxes paid                               $      --      $      --
                                                     -----------    -----------


See notes to consolidated financial statements.

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


1. Organization and Business Operations

     Euro Group of Companies, Inc.,(EGCO), (formerly ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. Euro Group has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

     Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) and its subsidiaries (collectively, the "Company") operate from their offices in Port Chester, New York. Euro Group of Companies acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties. In 2007 the Company had sales of olive oil, prepaid calling services, cell phones, TVs and motor scooters and youth vehicles. In 2008 the Company had sales of motor scooters to its exclusive distributor in the United States, and to an account in Greece, and sales of telecommunications products.

2. Summary of Significant Accounting Policies

     Principles of consolidation -- The consolidated financial statements include the accounts of EGCO and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Basis of presentation -- The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced net losses since inception of $8,608,180 and, at December 31, 2008, the Company had a working capital deficiency of $628,870 and a stockholders' deficiency of $2,557,331 . These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing through sales of its common stock and has entered into certain supply and distribution agreements (see note (10) to generate profitable operations. However, there is no assurance that the Company will be successful in achieving these objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


basis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred, expenditures for major renewals, replacements and improvements are capitalized.

     Impairment of long-lived assets -- The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. If this review indicates that the assets will not be recoverable based on the expected undiscounted net cash flows of the related asset, an impairment loss is recognized and the asset's carrying value is reduced to fair value.

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

3. Inventory

     Inventory consisted of:

                                                 December 31,
                                           2008                2007

Cell phones                             $ 90,085           $ 90,085
Pre-paid calling cards                    46,872             44,997
Televisions                               12,310             12,310
Packaging supplies                        27,840             27,840
Transportation products                  500,014               --
                                        --------           --------

Total                                   $677,121           $175,232
                                        --------           --------

4. Bank Overdrafts

     At December 31, 2008 and 2007, bank overdrafts (inactive status) consisted of:

EGCO bank account overdraft facility                               $      1,698
FONE1 bank account overdraft facility                                    32,595
                                                                   ------------
Total                                                              $     34,293
                                                                   ------------

     The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by the Company's chief executive officer.


5. Bank Lines of Credit

     At December 31, 2008 and 2007, bank lines of credit (inactive status) consisted of:
                                                       2008            2007
                                                       ----            ----

EGCO line of credit account                       $       --      $     17,069
EGCO line of credit account                               --            16,279
FONE1 line of credit account                           210,422         210,422
FONE1 line of credit account                              --            11,056
                                                  ------------    ------------
Total                                             $    210,422    $    254,826

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


The lines of credit provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by the Company's chief executive officer.


6. Payroll Taxes and Withholdings


 Payroll taxes and withholdings consisted of:

                                                         December 31,
                                                      2008           2007
                                                      ----           ----

Federal social security and income tax             $ 433,770      $ 325,122
New York State income tax                             34,744         27,800
New York State unemployment insurance                   --            3,322
Workers' Compensation and Disability
Insurance                                             15,786         19,314
Connecticut Withholding taxes                            832           --
New Jersey Withholding taxes                             480           --
                                                   ---------      ---------
Total                                              $ 485,612      $ 375,558
                                                   ---------      ---------


The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to December 2008 and estimated interest and penalties to December 31, 2008. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its federal liability but has not reached such an agreement.


7. Loans Payable to Related Parties


 Loans payable to related parties consisted of:
                                                            December 31,
                                                         2008          2007
                                                         ----          ----

Due chief executive officer and affiliates            $2,065,314    $1,747,652
Due chief financial officer                                 --         241,446
                                                      ----------    ----------
Total                                                 $2,065,314    $1,989,098
                                                      ----------    ----------

The loans payable to related parties do not bear interest and were due on demand. In the three months ended December 31, 2008, the related parties agreed not to demand repayment of these loans until 2010 and, accordingly, the Company has classified these loans as long term liabilities at December 31, 2008.

8. Common Stock

     In 2007 the Company sold a total of 10,535,908 restricted shares of its Common stock in private placements at prices ranging from $0.10 to $0.25 per share resulting in gross proceeds of $1,515,105

     In 2008 the Company sold a total of 3,945,000 restricted shares of its Common Stock in private placements at prices ranging from $0.07 to $0.50 per share resulting in gross proceeds of $1,155,500.

9. Income Taxes

     EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.

     For the years ended December 31, 2008 and 2007, the provision for (benefit from) income taxes consisted of:

                                                 2008                  2007
                                                 ----                  ----
     Current:
       Federal                                $    --              $    --
       State                                       --                   --
     Total current                                 --                   --
     Deferred:
       Federal                                 (446,807)            (411,541)
       State                                   (129,718)            (116,351)
       Valuation allowance                      576,525              527,892
                                              ---------            ---------
     Total                                    $    --              $    --

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


A reconciliation of the U.S. federal statutory tax rate to the effective rates for the years ended December 31, 2008 and 2007 follows:


                                                  2008                2007
                                                  ----                ----
Federal statutory tax rate                        34.0%               34.0%
State income taxes, net of federal benefit         5.8                 5.8
Change in valuation allowance                    (39.8)              (39.8)
Effective income tax rate                          0.0%                0.0%



     At December 31, 2008 and 2007, the deferred income tax asset consisted of:

                                                         December 31,
                                                         ------------
                                                    2008             2007
                                                    ----             ----
     Net operating loss carry-forward            $2,781,077       $2,238,054
     Valuation allowance                         (2,781,077)      (2,238,054)
     Deferred tax asset                                --               --


     Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,781,077 attributable to the future utilization of the net operating loss carry-forward of $6,987,630 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $1,115,296 in 2022; $1,734,552 in 2023; $834,731 in 2024; $108,711 in 2025; $426,330 in 2026;
$1,326,697 in 2027, and $1,441,313 in 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.


10. Commitments and Contingencies

Lease

EGCO rents its office facilities in Port Chester, New York under a five-year lease agreement expiring May 31, 2013 with Strobe Development Company of White Plains, New York. The lease agreement expiring May 31, 2013 provides for fixed minimum monthly rents ranging from $ 2,191 in the first year to 2,466 in year five. In addition to the fixed minimum monthly rent the Company is also responsible for its pro-rata share of real estate taxes payable, operating expenses and electric usage. In May 2008 the Company vacated its previous corporate office space at 181 Westchester Avenue and moved to new space at 10 Midland Avenue, Port Chester, New York. The previous space was occupied under a sub-lease agreement with OTI, a company owned by the Company's chief executive officer. Rent expense for the years ended December 31, 2008 and 2007 was $101,078 and $49,471 respectively. At December 31, 2008, future minimum annual rent payments under non-cancellable operating leases are:

                  2009                         $26,556
                  2010                          27,532
                  2011                          28,168
                  2012                          29,016
                  2013 (through May 31)         12,330
                 Total                        $123,602


Manufacturing and Distribution Agreement


     Pursuant to an agreement effective October 18, 2006 between a Chinese corporation (the "OEM Manufacturer"), a New Jersey corporation (the "Worldwide Importer and Distributor"), and EUROSPEED, Inc. (the "USA Distributor"), EUROSPEED was appointed exclusive distributor in North America of motorcycles and other transportation vehicles manufactured and sold by the Manufacturer and the Importer under trade names "EuroSpeed" and EuroStrada." The term of the agreement is five years from October 18, 2006 to October 17, 2011. The agreement is automatically renewed for an additional five years to October 17, 2016 unless either party gives 90 days prior written notice at the end of any two year period. If EUROSPEED purchases less than the minimum purchase quantities 25,000


                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007

units in year 1, 30,000 units in year 2, and an amount to be determined in year
3), Manufacturer and Importer have the right to terminate the agreement.
Eurospeed, Inc. did not meet the minimum purchase thresholds in 2007 and 2008.

Exclusive Distribution Agreement

Pursuant to an agreement dated May 19, 2006, EUROSPEED appointed an Exclusive Distributor in North America and Israel of motorcycles and other transportation vehicles under the trade names "EuroSpeed" and "EuroStrada." The term of the agreement was five years from May 19, 2006 to May 18, 2011. The agreement was replaced by an agreement between EUROSPEED and American Motor
Sports LLC, doing business as Eurospeed USA, dated March 3, 2008, that requires that the Exclusive Distributor purchase 10,000 transportation vehicles in Year
1, 20,000 vehicles in year 2, and 35,000 vehicles in Year 3. The exclusive distribution agreement was terminated in July 2009 (see Note 12).

Standby Letter of Credit

     On November 2, 2006, EUROSPEED received a $250,000 irrevocable standby letter of credit issued by Eurospeed, USA's bank. The letter of credit was automatically renewed on November 2, 2007, and again in November, 2008.


11. Segment Information


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

     A summary of the Company's segments for the years ended December 31, 2008 and 2007 was as follows:

                                     Telephone
                                    products and     Transportation     Unallocated
                                      services          products         Corporate
                                    (Europhone)       (Eurospeed)      Administration        Total
                                      Segment           Segment           Amounts            Amount
                                    -----------       -----------       -----------       -----------
Year Ended December 31, 2008
----------------------------
Total revenues                      $ 1,292,282       $ 1,365,651       $      --         $ 2,657,933

Income (loss) from Operations        (1,160,354)         (401,667)          (11,610)       (1,573,631)

Depreciation expense                     20,832              --                --              20,832

Total assets                            435,235           678,580             4,307         1,118,122


Year Ended December 31, 2007
----------------------------
Total revenues                      $   109,084             4,561              --         $   113,645

Income (loss) from Operations          (736,722)         (306,653)         (241,435)      ($1,284,810)

Depreciation expense                     14,688              --                --              14,688

Total assets                            256,178           260,507           106,110           622,795


12. Subsequent Events

     i. In first quarter 2009 the Company sold 611,001 shares of unregistered common stock for proceeds of $86,045, and issued 50,000 shares of unregistered common stock in lieu of cash for international marketing services.

          In second quarter 2009 the Company sold 27,500 shares of unregistered common stock for proceeds of $27,500, and issued 1,000,000 shares of unregistered common stock in lieu of cash for marketing services.

                                      F-10

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


          In third quarter 2009 the Company sold 50,000 shares of unregistered common stock for proceeds of $10,000.


          In fourth quarter 2009 the Company sold 50,000 shares of unregistered common stock for proceeds of $18,000, and issued 10,000 shares of unregistered common stock in lieu of cash for legal services.

     ii. In July 2009 Europhone USA, LLC, the Company's telecommunications subsidiary, entered an Agreement with New York based Reliance Communications International, Inc., an affiliate of Reliance Communications, India's leading integrated telecom company, and a member of the Anit Dhurabhai Ambani Group, for the marketing and sale of Europhone's mobile roaming services and products. The Agreement is for a term of one year and is renewable upon the mutual agreement of the parties.

     iii. On July 16, 2009 Eurospeed Inc. terminated the Exclusive Distribution Agreement with American Motor Sports, Inc. (d/b/a Eurospeed USA,
          LLC)for its failure to meet the "minimum purchase obligation" of ten thousand (10,000)vehicles in the first twelve months of the Agreement, and the statutory grace period of ninety (90) days to compensate the deficiency, and for other defaults and breaches of the Agreement. Eurospeed Inc. and American Motor Sports are currently attempting to negotiate a non-exclusive distribution agreement. Eurospeed, Inc. exercised its contractual right to retake possession of the products for which payment in full was not received.

     iv. In September, 2009 Aris Constantinides resigned from his position as President of Euro Group and as a member of the Board of Directors of the Company.

          The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

                      [End of Audited Financial Statements]

                                      F-11
--------------------------------------------------------------------------------

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8a - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          As of the end of the fiscal quarter ended December 31, 2008, an evaluation was performed under the supervision of and with the participation of the Company's Principal Executive Officer, and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

          Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934, as amended) and as required by paragraph (b) of Rule 13-a-15 or Rule 15d-15e as of December 31, 2008, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms. Our Principal Executive Officer and Principal Financial Officer also concluded that as of December 31, 2008 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Our disclosure controls are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system will be met.

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

Under the supervision and with the participation of management, we have assessed our internal control over financial reporting as of December 31, 2008, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, segmentation of responsibilities, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on their assessment, despite the inherent issue of segregation of duties in a small company, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. During the second quarter of 2008, as part of their ongoing assessment of the Company's internal financial controls, the Chief Executive Officer and Chief Financial Officer determined that due to the inherent issue of segregation of duties in a small company, there was a material weakness in the Company's financial control organization.

As an affirmative response to this recognized deficiency in our financial controls, the Company has retained the services of Tichy and Ioanides, CPA (the outside financial consultants) to review all internal reporting performed by our internal accounting staff on a monthly basis, and to provide an additional level of review to all financial reporting. The results of management's assessment, and the addition of Tichy and Ioanides, CPA, was reviewed with, and approved by, the Company's Board of Directors.

Changes in Internal Controls

          During the three month period ended December 31, 2008 there were no changes that occurred in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15-e that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

                                    Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons' Compliance with Section 16(a) of the Exchange Act.

     The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

Name                         Age                 Position
--------------------        -----     -----------------------------------------
Vasilios Koutsobinas          55      Chairman, Chief Executive Officer
Aris Constantinides           62      President
Andrew Eracleous              80      Chief Financial Officer, Director
Paul Kotrotsios               53      Director
Georgia Dumas                 41      Director
Anna Aspras                   41      President of Operations
Anastasios Koutsombinas       35      President, European Operations
Kenneth Downey                47      Director
Stephen R. Bellis             49      Director



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

     Georgia Dumas is presently the Director of Operations of Global Star LLC of Hasbrouck Heights in New Jersey. She manages all functions related to business development, operations, production, marketing and distribution of Greek television and radio services. She has had extensive experience in the media and publication industries. She studied at New York University and obtained her Bachelor of Science degree in International Marketing and Economics from William Paterson University of New Jersey.

     Anna Aspras joined the Board in 2008, and has served as President of Operations of Euro Group since 2007. She holds a Degree in Administrative Assistance from Westchester College, and has extensive experience as a business owner. She joined Europhone in 1994, and has managed all functions related to business development, operations, marketing and distribution of Europhone telecommunication products and services.

     Anastasios Koutsombinas joined the Board in 2008, and has served as President of European Operations since 2001, overseeing the Company's activities in Europe and China. Mr. Koutsombinas holds a degree in Economics from the University of Athens.

     Kenneth Downey joined the Board in 2008. He is one of the founders and serves as Chief Executive Officer of Westwood Associates/ Parcel Port. Mr. Downey holds a Bachelor of Science in Marketing from Villanova University.

     Stehen R. Bellis joined the Board in 2008. Mr. Bellis is an attorney and Partner at The Pellegrino Law Firm, one of the oldest law firms in New Haven, Connecticut. He leads the firm's trial practice group, handling products liabilities lawsuits, wrongful death actions, commercial litigation, and medical malpractice cases. He tries jury cases throughout the State of Connecticut, and has argued cases at the Connecticut Appellate and Supreme Court, as well as the united States District Court and United States Court of Appeals. He is admitted as qualified as an attorney and counselor of the Supreme Court of the United States. Mr. Bellis is a member of the Connecticut and American Bar Associations, the Connecticut Trial Lawyers Association, and the Association of Trial Lawyers of America. Attorney Bellis graduated from Boston University in 1981, and from the Catholic University Law School in Washington, DC in 1984. He was a member of the Law Review and was commencement Speaker.


Board of Directors Committees

     The Company does not currently have a standing audit, nominating or compensation committee of the Board. Vasilios Koutsobinas, and the other directors, perform the functions of audit, nominating and compensation committees and also participate in the consideration of Director nominees. When additional independent members of the Board of Directors are appointed or elected, the Board will consider creating audit, compensation and nominating committees. In addition, because Euro Group is not an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, we are not required to have an audit committee. Although we hope to have an audit committee established at some time in the near future, we have not done so yet.

     Since we have not established such a committee, we have not identified any member of such a committee as a financial expert.

Advisory Board

The Company does not currently have an Advisory Board.


Director Independence

     Our current directors are not considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934 or by any national securities association registered pursuant to Section 15A(a) of the Securities Exchange Act of 1934.


Meetings of the Board of Directors

     The Board of Directors of Euro Group of Companies held six regular meetings during 2008.

Family Relationships

     The Chairman of the Board and CEO and the President of European Operations are father and son.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Since January 1, 2008, no reports under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") were not filed or were not timely filed by officers, directors or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act: To the Company's knowledge, no officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to January 1, 2008.

Item 10. Executive Compensation

     The following Summary Compensation Table sets forth, for the three years ended December 31, 2008, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during the past three years and any other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 during that time (the "Named Executive Officers").
--------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

                                                               All
Name and Principal                                         Other Annual
Position                            Salary      Bonus      Compensation    Total
                           Year       $           $            $             $
                           -----------------------------------------------------


Vasilios Koutsobinas       2008    125,000        0             0        125,000
CEO

 "          "              2007    125,000        0             0        125,000

 "          "              2006     25,800        0             0         25,800

     Euro Group of Companies, Inc. does not maintain a stock option program, and has granted no restricted stock awards and maintains no long-term incentive programs.

     None of the named Executive Officers has a written employment contract with Euro Group of Companies.

     In a meeting of the Euro Group of Companies, Inc. held at the Company's corporate offices on February 11, 2008 the members of the Board, with the Chairman and CEO abstaining, unanimously voted to award the CEO five million shares of Euro Group common stock and voted to award "non-dilution rights" to the CEO, which would have had the effect of preserving his ownership percentage of the Company's common stock at 72.3% of the outstanding common stock of the Company. The Chairman and CEO determined that this was not in the best interest of the Company and returned the five million shares to the Company and refused to accept the non-dilution provision.

DIRECTOR COMPENSATION

     There were payments of $12,000 to each of four "outside" directors in 2008. Outside directors receive $2,000 for each board meeting they attend, and employee directors receive no compensation for their board service.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of December 31, 2008, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company as a group.

                                         # of Common              Percent of
Name and Address                         Shares Owned             Class Owned
----------------                         ------------             -----------
Vasilios Koutsobinas                      6,600,000                  5.9%
Andrew Eracleous                            939,500                   .9%
Aris Constantinides                            0                      --
Paul Kotrotsios                                0                      --
Georgia Dumas                                  0                      --
Anna Aspras                                  50,000                    -
Anastasios Koutsombinas                        0                      --
Kenneth Downey                            1,316,667                  1.2%
Stephen R. Bellis                           160,000                   .1%
 VK Funding LLC                           70,881,675                 63.4%
Directors and Control
Persons as a Group                       79,947,842                 71.5%
(1) Beneficial ownership has been determined pursuant to Rule 13-d of the Exchange Act.


Item 12. Certain Relationships and Related Transactions

Since the close of the 2002 Transaction, the working capital requirements of the Company have been largely satisfied through the sale of restricted common stock through private placement and loans to the Company from the chief executive officer and principal stockholder of Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) This indebtedness, for which repayment cannot be demanded until 2010, totaled $2,020,910 at December 31, 2008 and does not bear interest.

The Company rented its previous corporate office facilities in Port Chester, New York under a sub-lease agreement with Olympic Telecom, Inc, a corporation controlled by the Company's chief executive officer. The term of the sub-lease agreement, which as amended provided for monthly rents ranging from $3,360 to $3,886, commenced in February 1, 2005 and was terminated in December 2008.

Item 13. Exhibits and Reports on Form 8-K

      (a) Exhibits

Number    Description of Exhibits
------    ----------------------------------------------------------------------

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

         None

Number   Description of Filings


8.01      Other Matters


Item 14 Principal Accounting Fees and Services

The audit fees for the years ended December 31, 2008 and 2007 were $ 27,500 and $27,000. All services provided by the principal accountants were approved by the Board of Directors.


Audit Committee Approval

We do not have an audit committee of our board of directors. We believe that each member of our board has the expertise and experience to adequately serve our stockholders' interests while serving as directors. Since we are not required to maintain an audit committee and our full board acts in the capacity of an audit committee, we have not elected to designate any member of our board as an "audit committee financial expert."

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes. Michael T. Studer CPA, P. C. is responsible for performing an independent audit of our financial statements and issuing a report on such financial statements. Our board of directors' responsibility is to monitor and oversee these processes.

Our board reviewed the audited financial statements of our company for the year ended December 31, 2008 and met with both other members of management and the independent auditors, separately and together, to discuss such financial statements. Our board also received written disclosures and a letter from our auditors regarding their independence from us, as required by Independence Standards Board Standard No. 1, and discussed with the auditors their independence with respect to all services that our auditors rendered to us. Our board also discussed with the auditors any matters required to be discussed by Statement on Auditing Standards No. 61. Based upon these reviews and discussions, our board authorized and directed that the audited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Audit-Related Fees

There were no additional audit-related fees in 2008 and 2007.

Tax Fees

There were no fees paid for tax services relating to the years ended December 31, 2008 and 2007.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly appointed.

                                            Euro Group of Companies, Inc.


November 13, 2009                           /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer
                                                 Director
                                                 (Principal Executive Officer)


November 13, 2009                           /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)


November 13, 2009                           /s/  Anna Aspras
                                            ------------------------------------
                                                 Anna Aspras
                                                 President of Operations
                                                 Director


November 13, 2009                           /s/  Paul Kotrotsios
                                            ------------------------------------
                                                 Paul Kotrotsios
                                                 Director


November 13, 2009                           /s/  Georgia Dumas
                                            ------------------------------------
                                                 Georgia Dumas
                                                 Director