Form 10-Q
period 2009-03-31
EURO GROUP OF COMPANIES, INC.
filed 2009-11-25
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the three months period ended March 31, 2009

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001, 113,626,793 shares outstanding as of November 18, 2009

EURO GROUP OF COMPANIES, INC.

                                TABLE OF CONTENTS



                                                                            Page

Part I - Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheets as of March 31, 2009(unaudited)
    and December 31, 2008 (audited)                                          F-1

Consolidated Statements of Operations for the three months
  ended March 31, 2009 and March 31, 2008 (unaudited)                        F-2

Consolidated Statements of Cash Flows for the three months
ended March 31, 2009 and March 31, 2008 (unaudited)                          F-3

Notes to Consolidated Financial Statements                                   F-4

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

NOTE:

The enclosed financial statements have not been reviewed by the Company's Independent Certifying Public Accounting firm.



                               EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS




ASSETS                                                                           March 31,    December 31,
                                                                                   2009           2008
                                                                                -----------    -----------
                                                                                (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                       $     1,796    $     1,849
Accounts receivable, less allowance for returns and doubtful accounts of
       $147,597 and $147,597 respectively                                           126,895        139,478
Inventories                                                                         676,915        677,121
Deposits for future inventory purchases                                             104,994        104,993
Prepaid expenses                                                                     46,278         57,828
                                                                                -----------    -----------
       Total current assets                                                         956,878        981,268

PROPERTY AND EQUIPMENT, net of
    accumulated depreciation of $123,781 and $117,215, respectively                 105,134        111,700
                                                                                -----------    -----------

Security deposit-retail store                                                        25,154         25,154
                                                                                -----------    -----------

       TOTAL ASSETS                                                             $ 1,087,166    $ 1,118,122
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdrafts                                                                 $    34,293    $    34,293
Bank lines of credit                                                                210,422        210,422
Accounts payable and accrued expenses                                             1,033,598        879,812
Payroll taxes and withholdings                                                      580,866        485,612
Customers' deposits                                                                    --             --
                                                                                -----------    -----------
       Total current liabilities                                                  1,859,179      1,610,139

LONG TERM LIABILITIES
Loans payable to related parties                                                  2,064,270      2,065,314
                                                                                -----------    -----------
       Total liabilities                                                          3,923,449      3,675,453
                                                                                -----------    -----------

Common stock subject to put feature (496,000 shares)                                248,000        248,000
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value; authorized 10,000,000 shares, issued
and outstanding 0 shares                                                               --             --
Common stock, $.001 par value; authorized 200,000,000 shares, issued
and outstanding 112,489,293 and 111,828,292 shares, respectively                    111,993        111,332
Additional paid-in capital                                                        5,823,856      5,716,517
Subscription receivable                                                             (25,000)       (25,000)
Retained earnings (deficit)                                                      (8,995,132)    (8,608,180
                                                                                -----------    -----------
       Total stockholders' equity (deficiency)                                   (3,084,283)    (2,805,331)
                                                                                -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                                                      $ 1,087,166    $ 1,118,122
                                                                                ===========    ===========


                               See notes to consolidated financial statements

                                                    F - 1

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Three Months Ended
                                                          March 31,
                                               --------------------------------
                                                   2009               2008
                                                   -----              -----


Sales                                          $     100,237      $     950,407

Cost of sales                                         84,809            434,514
                                               -------------      -------------

Gross profit                                          15,428            515,893

Selling, general and
administrative expenses                              388,948            460,363
                                               -------------      -------------

Income (loss) from operations                       (373,520)            55,530

Other income                                            --                 --
Other expense                                           --                 --
Interest expense                                     (13,342)             1,029
                                               -------------      -------------

Net income (loss)                              $    (386,952)     $      56,559
                                               -------------      -------------

Basic and diluted earnings (loss)
per common share                               $       (0.00)     $       (0.00)

Weighted average shares outstanding
basic and diluted                                112,249,788        109,803,182


                 See notes to consolidated financial statements



                        EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)



                                                                          Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                           2009         2008
                                                                        ---------    ---------
Operating Activities:

       Net (loss)                                                       $(386,952)   $  56,559
       Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
            Depreciation and amortization                                   6,566        2,346
            Stock-based compensation                                        3,750       96,875
            Provision for returns and allowance for doubtful accounts        --
       Changes in operating assets and liabilities:
            Receivables                                                    12,583     (920,309)
            Inventories                                                       206     (627,831)
            Deposits for future inventory purchases                          --          1,323
            Deposit and prepaid expenses                                   11,550      213,200
            Accounts payable and accrued expenses                         153,785      962,034
            Payroll taxes and withholdings                                 95,234        3,677
                                                                        ---------    ---------
       Net cash (used for) operating activities                          (103,258)    (212,126)
                                                                        ---------    ---------

Investing Activities:
       Property and equipment additions                                      --           --

                                                                        ---------    ---------
       Net cash (used for) financing activities                              --           --
                                                                        ---------    ---------

Financing Activities:
       Increase (decrease) in loans payable to related parties             (1,044)      14,920
       Proceeds from sale of common stock                                 104,250      186,000
                                                                        ---------    ---------
       Net cash provided by financing activities                          103,206      200,920
                                                                        ---------    ---------

Net increase in cash                                                          (52)     (11,206)
       Cash and cash equivalents at beginning of period                     1,848       17,081
                                                                        ---------    ---------

       Cash at end of period                                            $   1,796    $   5,875
                                                                        =========    =========


Supplemental disclosures of cash flow information:
       Interest paid                                                    $    --      $    --
                                                                        ---------    ---------

       Income taxes paid                                                $    --      $    --
                                                                        ---------    ---------


                        See notes to consolidated financial statements

                                             F - 3

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2009
                                  (UNAUDITED)


NOTE 1-Organization and Business Operations

Euro Group of Companies, Inc.("EGCO") formerly ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. EGCO has five wholly-owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

EGCO and its subsidiaries (collectively, the "Company") operate from leased offices in Port Chester, New York. EGCO acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the three months ended March 31, 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-KSB.

NOTE 3- Inventories

Inventory as of March 31, 2009 was $676,915, consisting of:

                        Cell phones                      $  89,970
                        Prepaid calling cards               46,781
                        Televisions                         12,310
                        Packaging supplies                  27,840
                        Transportation products            500,014
                                                         ---------

                        Total                            $ 676,915
                                                         ---------

NOTE 4-Bank Overdrafts

At March 31, 2009, bank overdrafts (inactive status) consisted of:

                ICTT bank account overdraft facility     $   1,698
                FONE1 bank account overdraft facility       32,595
                                                         ---------
                Total                                    $  34,293
                                                         =========

The overdraft facilities provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the balance through December 31, 2009. The loans are personally guaranteed by EGCO's chief executive officer.

NOTE 5-Bank Lines of Credit

At March 31, 2009, bank lines of credit (inactive status) consisted of:

              Europhone line of credit account           $ 210,422
                                                         ---------
                Total                                    $ 210,422
                                                         =========

The lines of credit provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the agreed balances through December 31, 2009. The loans are personally guaranteed by EGCO's chief executive officer.

NOTE 6-Property and Equipment

      Property and equipment consisted of the following:

                                                       March 31,   December 31,
                                                         2009         2008
                                                       ---------    ---------
                Computer equipment and software        $  82,790    $  82,790
                Furniture and Fixtures                    79,247       79,247
                Leasehold Improvements                    66,878       66,878
                                                       ---------    ---------

                                                         225,915      225,915
                Less accumulated depreciation           (123,781)    (117,215)
                                                       ---------    ---------
                Property and equipment, net
                of accumulated depreciation            $ 105,134    $ 111,700
                                                       =========    =========

Depreciation expense for the three months ended March 31, 2009 and 2008 was $6,566 and $2.346, respectively.

NOTE 7- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes. For the three months ended March 31, 2009 and 2008, the provision for (benefit from) income taxes consisted of:

                                                 Three Months Ended
                                                      March 31,
                                              ------------------------
                                              2009                  2008
                                        -----------------      ----------------
     Current                            $                      $
                                        -----------------      ----------------

              Federal                   $       --             $       --
              State                             --                     --
                                        -----------------      ----------------
     Total current provision                    --                     --
                                        -----------------      ----------------
     Deferred
              Federal                           --                     --
              State                             --                     --
                                        -----------------      ----------------

     Total deferred provision                   --                     --


     Total income tax expense           $       --             $       --
                                        =================      ================

Deferred income taxes arise from temporary differences resulting from income and expense items reported in different periods for financial accounting and tax purposes. The sources of deferred income taxes and their tax effects are the result of nondeductible provisions for returns and doubtful accounts and net operating loss carry-forwards. The benefit resulting from deferred taxes has been fully reserved.

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

                                                   Three Months Ended
                                                       March 31,
                                                   2009         2008
                                                 ---------    ---------
       Federal income tax (benefit) at 35%       $(135,433)   $ 19,075
       statutory income tax rate




       Nondeductible increase in allowance for
       returns and doubtful accounts                   -            -
       Change in valuation allowance               134,433     (19,075)
                                                 ---------    ---------
       Provision for income taxes                $    --      $    --
                                                 =========    =========

At December 31, 2008 and 2007, the deferred income tax asset consisted of:

                                                      December 31,
                                                      ------------
                                                  2008             2007
                                                  ----             ----
     Net operating loss carry-forward         $ 2,781,077      $ 2,238,054
     Valuation allowance                       (2,781,077)      (2,238,054)
     Deferred tax asset                              --               --


     Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,781,077 attributable to the future utilization of the net operating loss carry-forward of $8,985,197 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $1,115,296 in 2022; $1,734,552 in 2023; $834,731 in 2024; $108,711 in 2025; $426,330 in 2026;
$1,326,697 in 2027; and $1,441,313 in 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.


NOTE 8- Payroll Taxes and Withholdings

At March 31, 2009 payroll taxes and withholdings consisted of:

             Federal social security and income tax       $ 511,643
             New York State income tax                       52,707
             Connecticut State Income Tax                       533
             New Jersey State Income Tax                        197
             New York State Workers' Compensation Board      15,786
                                                          ---------
             Total                                        $ 580,866
                                                          =========

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to March 31, 2009. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its Federal liability but has not reached such an agreement.


NOTE 9- Loans Payable to Related Parties

At March 31, 2009, net loans payable to related parties consisted of:

          Due to chief executive officer,
          and affiliates                                  $ 2,064,270
                                                          -----------
          Total                                           $ 2,064,270
                                                          ===========


The loans payable to related parties do not bear interest and were due on demand. In March 2009, the related parties agreed not to demand repayment of these loans without 370 days notice, and accordingly the Company continues to classify these loans as long term liabilities.


NOTE 10. Common Stock Subject to Put Feature

     Six shareholders who purchased 496,000 shares of common stock, in the fourth Quarter 2008 have the right to "put" those shares of common stock back to the Company, at a price per share of $0.50, at any time six months after the date of purchase. Accordingly, the Company has classified the proceeds from these sales as "temporary equity" separate and apart from stockholder's equity.


NOTE 11-Commitments and Contingencies

Lease agreements

EGCO rents its office facilities in Port Chester, New York under a five year lease agreement with Strobe Development Company of White Plains, New York. The term of the sub lease agreement is June 1, 2008 to May 31, 2013, and provides for monthly rents ranging from $2,191 in the first year to $2,466 in year five. The Company is also responsible for paying, on a monthly basis, its pro-rata share of real estate taxes, operating expenses and electric charges.



NOTE 12- Segment Information

     The determination of the company's business segments is based on how the company monitors and manages the performance of its operations. The Company's segments are strategic business units that offer different products and services. They are managed separately because each requires different marketing strategies, personnel skill sets and technology.

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

     A summary of the Company's segments for the three month periods ended
March 31, 2009 and 2008 was as follows:



                                                  Telephone
                                                products and        Transportation       Unallocated
                                                  services             products           Corporate
                                                 (Europhone)         (Eurospeed)        Administration         Total
                                                   Segment              Segment            Amounts             Amount
                                                 -----------         -----------         -----------        -----------
Three Months Ended March 31, 2009
Total revenues                                   $   100,237               -0-                 --           $   100,237
Income (loss) from Operations                       (268,649)           (45,538)            (50,333)           (373,520)
Depreciation expense                                   6,566               --                  --                 6,566
Total assets                                         403,752            614,567              68,847         $ 1,087,166
Three Months Ended March 31, 2008
Total revenues                                   $   851,187             99,220                --           $   950,407
Income (loss) from Operations                         65,995             24,675             (35,140)             55,530
Depreciation expense                                   2,346               --                  --                 2,346
Total assets                                         782,582            206,321           1,232,082         $ 2,320,985


                                                          F-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is actively marketing its telephone products and services, and transportation products and will commence marketing of consumer electronic products in 2009. We will require additional capital in order to expand our operations and implement our business plan and we have no firm commitments for capital at this time.

In 2002, the Company entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc., Europhone, Inc., Eurokool and Eurospeed resulting in our assumption of manufacturing and distribution agreements for long distance calling cards and related activities, air conditioners and scooters. The Company has since expanded and modified the scope of its business and prospective business to include prepaid calling cards, e-pins and sim chips as well as cell phones, motorcycles as well as scooters and flat panel televisions. Moreover, the Company has begun deliveries of scooters and of prepaid calling cards. The goal has been, and continues to be, the manufacture or assembly and marketing of products under the "Eugro" and "Euro" brand names.

We are currently located in Port Chester, New York. Euro Group of Companies is a holding company whose subsidiary companies market and sells the "Euro" and "Eugro" families of products. The Company operates in three separate and distinct business areas - we are currently marketing telecommunications products and services and transportation products, and plans to commence marketing of consumer electronics products at some time in the future. Additional information on these businesses can be found in the "Business" section of the 10-KSB report.

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

The Company's exclusive distributor of Eurospeed Inc. products in the United States, Canada and Puerto Rico, American Motor Sports, LLC, has negotiated dealer agreements to date with select dealer franchises in different states. The exclusive distributor is currently in default of the payment terms of the distribution agreement, and as was reported in the Company's Form 10-K for the period ended December 31, 2008, the exclusive distribution agreement was terminated in July 2009 for failure to meet the unit sales quota for the first twelve months of the agreement

We have entered into agreements with manufacturers in China, Taiwan and Korea to produce our mobile phone and consumer electronics products.

Business Activities

The Company's revenue during the three months ended March 31, 2009 totaled $100,237 from the sale of telecommunications products and services. See our "Business" section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

Europhone USA LLC markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long distance minutes (the "minute plan") to make calls from virtually any telephone worldwide. These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card. Revenue for these prepaid minute cards is recognized upon activation of the prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees. During the quarter ended March 31, 2009 the Company's Europhone subsidiary sold international calling cards and services aggregating $100,237.

On September 24, 2007 the Company's Europhone USA LLC subsidiary announced the signing of a three year agreement with Verizon Communications as an authorized agent of Verizon's FIOS TV and FIOS Internet services, and Verizon's High Speed Internet and voice services. Verizon FIOS is the brand name for the new services offered over Verizon's advanced fiber-optic broadband network.

We have continued to finance our activities through the sale of equity through private placements and the resources of management and have devoted the majority of our efforts to implementing our marketing plans for telecommunications products, transportation products, and consumer electronic products and appliances; developing sources of supply; further developing our product offering; developing and testing our marketing strategy; and expanding and strengthening the management team.

                                        2
--------------------------------------------------------------------------------

Results of operations for the three months ended March 31, 2009, as compared with March 31, 2008 are as follows:

For the three months ended March 31, 2009, revenue decreased to $100,237 from $950,407 for three months ended March 31, 2008, a decrease of 90%. The first quarter of 2008 included revenue of $750,000, for sales of the World Sim card that were later written off due to start-up problems in the operational platform for the World Sim. The decrease in revenue from the previous year was exacerbated by the failure of our exclusive distributor for transportation products to place any orders for product during the quarter.

Cost of sales decreased to $84,809 for the three months ended March 31, 2009, compared to $434,514 for the three month period ended March 31, 2008, a reduction of 80%. Gross profit for the three months ended March 31, 2009 was $15,428 compared to $515,893 for the three months ended March 31, 2008, a decrease of 97%.

Selling, general and administrative expenses decreased to $396,164 for the first quarter of 2009, from $460,363 for the first quarter of 2008, a 14% decrease. The decrease in selling, general and administrative expenses for the first quarter is attributable to reductions in consulting fees ($13,856 in 2009 compared to $60,700 in 2008),lower professional fees ($1,445 in 2009 compared to $38,389 in 2008) and no payments for stock based compensation in 2009 compared to $96,875 in 2008, offset by higher salary expense in 2009 ($217,773 in 2009 compared to $171,682 in 2008), increased office expense and rent ($63,941 in 2009 compared to $22,955 in 2008) and commissions paid in 2009 of $19,058 in 2009 compared to no commissions paid in 2008. In anticipation of protracted softness in the economy the Company implemented a series of cost reductions in the first quarter, including staffing reductions and reduced work hours for all headquarters employees, and rigorous controls on all spending, whose impact will be realized throughout 2009.

The net loss for the three months ended March 31, 2009 was $381,003 compared to a net profit of $54,501 for the three-month period ended March 31, 2008.

                                        3
--------------------------------------------------------------------------------

Liquidity and Capital Resources

At March 31, 2009 the Company had a working capital deficit of approximately $902,301 compared to a working capital deficit of approximately $628,871 at December 31, 2008. The ratio of current assets to current liabilities was 0.5:1 at March 31, 2009 and 0.6:1 at December 31, 2008. Cash flow used for operations for the three months ended March 31, 2009 was approximately $101,258 compared to the cash flow used for operations of $212,126 for the three months ended March 31, 2008. The company has experienced losses in the past, and has an accumulated deficit of approximately $8,995,000. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions continue to raise doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue operations and/or the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2009, loans payable to related parties were $2,064,270. These loans have been reclassified to Long-term liabilities, and repayment will not be demanded for at least 370 days. As of March 31, 2009, the Company is in default on the balance due on bank lines of credit of $210,422. The bank has orally agreed to suspend the accrual of interest on balances through December 31, 2009. The lines of credit are personally guaranteed by the Chief Executive Officer. We cannot currently repay these bank lines of credit nor are we able to draw any further funds on the credit lines.

As of March 31, 2009 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The bank has agreed to suspend the accrual of interest on the balances due through December 31, 2009. The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the first quarter 2009 the Company sold 611,001 restricted shares of common stock at an average price of $0.15 per share for net proceeds of $86,545 and issued 50,000 restricted shares of common stock in lieu of cash for international marketing services.


Item 3. Controls and Procedures

a.   Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and also designed to ensure That information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.   Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, the Company raised $ 86,545 through the sale of 611,001 unregistered shares of common stock, and issued 50,000 unregistered shares of common stock in lieu of cash for international marketing services. The proceeds of these sales were used for general corporate purposes. The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Subsequent to March 31, 2009 the Company sold an additional 127,500 unregistered shares of common stock for net proceeds of $46,500, and issued 1,010,000 unregistered shares of common stock for consulting services.

In July 2009 the Company exercised its contractual right to terminate the exclusive distribution agreement with American Motor Sports LLC for AMS' failure to meet their required minimum unit sales quota.

Item 6. Exhibits and Reports on Form 8-K


21.1 List of Subsidiaries

31.1 Certification of the Company's Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Company's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 Certification of the Company's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies, Inc. has duly caused this financial report on Form 10-Q for the quarter ended March 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EURO GROUP OF COMPANIES, INC.

November 25, 2009
                                            /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer,
                                                 Director
                                                 (Principal Executive Officer)



November 25, 2009
                                            /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)

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