Form 10-Q
period 2009-06-30
EURO GROUP OF COMPANIES, INC.
filed 2009-11-25
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the six months period ended June 30, 2009

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


                                TABLE OF CONTENTS


                                                                            Page

Part I - Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheets as of June 30, 2009 (unaudited)
    and December 31, 2008 (audited)                                          F-1

Consolidated Statements of Operations for the three and six months
  ended June 30, 2009 and June 30, 2008 (unaudited)                          F-2

Consolidated Statements of Cash Flows for the six months
    ended June 30, 2009 and June 30, 2008 (unaudited)                        F-3

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



                               EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS



ASSETS                                                                            June 30,     December 31,
                                                                                   2009           2008
                                                                                -----------    -----------
                                                                                (Unaudited)
CURRENT ASSETS

Cash and cash equivalents                                                       $        37    $     1,849
Accounts receivable, less allowance for returns and doubtful accounts of
     $147,597 and $147,59, respectively                                             192,464        139,478
Inventories                                                                         581,497        677,121
Deposits for inventory purchases                                                    104,994        104,993
Deposit with attorney in connection with contemplated
       property acquisition                                                            --             --
Prepaid expenses                                                                    122,229         57,828
                                                                                -----------    -----------
       Total current assets                                                       1,001,221        981,269

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation of $130,347 and $117,215, respectively                 98,568        111,700
                                                                                -----------    -----------

Security deposit-retail store                                                        25,154         25,154
                                                                                -----------    -----------


       TOTAL ASSETS                                                             $ 1,124,943    $ 1,118,122
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdrafts                                                                 $    34,293    $    34,293
Bank lines of credit                                                                210,422        210,422
Accounts payable and accrued expenses                                             1,164,395        879,812
Payroll taxes and withholdings                                                      653,706        485,612
Customers' deposits                                                                    --             --
                                                                                -----------    -----------
       Total current liabilities                                                  2,062,816      1,610,139

LONG TERM LIABILITIES
Loans payable to related parties                                                  2,056,731      2,065,314
                                                                                -----------    -----------
       Total liabilities                                                          4,119,547      3,675,453
                                                                                -----------    -----------
Common stock subject to put feature (496,000 shares)                                248,000        248,000
                                                                                -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value; authorized 10,000,000 shares, issued
and outstanding 0 shares                                                               --             --
Common stock, $.001 par value; authorized 200,000,000 shares, issued
and outstanding 113,516,793 and 107,883,292 shares, respectively                    113,021        111,332
Additional paid-in capital                                                        5,943,828      5,716,517
Subscription receivable                                                             (25,000)       (25,000)
Retained earnings (deficit)                                                      (9,274,453)    (8,608,180)
                                                                                -----------    -----------
       Total stockholders' equity (deficiency)                                   (3,242,604)    (2,805,331)
                                                                                -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                                                      $ 1,124,943    $ 1,118,122
                                                                                ===========    ===========


                            See notes to consolidated financial statements

                                                 F - 1



                             EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)



                                            Three Months Ended               Six Months Ended
                                                 June 30,                        June 30,
                                      ------------------------------    ------------------------------
                                          2009             2008             2009             2008
                                      -------------    -------------    -------------    -------------
Sales                                 $     115,153    $     899,922    $     215,390    $   1,850,329

Cost of sales                               115,346          674,135          200,155        1,108,649
                                      -------------    -------------    -------------    -------------

Gross profit                                   (193)         225,787           15,235          741,680

Selling, general and
administrative expenses                     257,616          709,965          653,780        1,170,328
                                      -------------    -------------    -------------    -------------

Income (loss) from operations              (257,809)        (484,178)        (638,545)        (428,648)

Interest expense                            (27,461)         (28,772)         (27,728)         (27,743)
                                      -------------    -------------    -------------    -------------

Net income (loss)                     $    (285,270)   $    (512,950)   $    (666,273)   $    (456,391)
                                      -------------    -------------    -------------    -------------

Basic and diluted earnings (loss)
per common share                      $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)

Weighted average shares outstanding
basic and diluted                       112,651,403      115,057,792      112,383,660      112,430,487


                             See notes to consolidated financial statements

                                                  F - 2




                       EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                                      Six Months Ended
                                                                         June 30,
                                                                 --------------------------
                                                                    2009           2008
                                                                 -----------    -----------

Operating Activities:

       Net (loss)                                                $  (666,273)   $  (456,391)
       Adjusments to reconcile net income (loss) to net cash
       povided by (used for) operating activities:
            Depreciation and amortization                             13,132          7,868
            Stock for consulting services                              6,250        193,750
            Provision for bad debt                                      --           43,024
       Changes in operating assets and liabilities:
            Receivables                                              (52,986)    (1,661,506)
            Inventories                                               95,624       (674,759)
            Deposits for future inventory purchases                     --          (89,277)
            Deposit and prepaid expenses                              23,099        244,296
            Accounts payable and accrued expenses                    284,582      1,553,795
            Payroll taxes and withholdings                           168,094        (48,309)
            Customers' deposits                                         --           36,938
            Security deposits                                           --          (24,804)
                                                                 -----------    -----------
       Net cash (used for) operating activities                     (128,478)      (875,375)
                                                                 -----------    -----------

Investing Activities:
       Property and equipment additions                                 --          (76,916)

                                                                 -----------    -----------
       Net cash (used for) financing activities                         --          (76,916)
                                                                 -----------    -----------

Financing Activities:
       Increase (decrease) in loans payable to related parties        (8,583)         2,694
       Proceeds from sale of common stock                            135,250        956,000
                 Bank overdrafts                                        --             --
                                                                 -----------    -----------
       Net cash provided by financing activities                     126,667        958,694
                                                                 -----------    -----------

Net increase in cash                                                  (1,811)       (11,206)
       Cash and cash equivalents at beginning of period                1,848         17,081
                                                                 -----------    -----------

       Cash at end of period                                     $        37    $     5,875
                                                                 ===========    ===========


Supplemental disclosures of cash flow information:
       Interest paid                                             $      --      $      --
                                                                 -----------    -----------

       Income taxes paid                                         $      --      $      --
                                                                 -----------    -----------


                       See notes to consolidated financial statements

                                            F - 3

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2009
                                   (UNAUDITED)


NOTE 1-Organization and Business Operations

Euro Group of Companies, Inc. ("EGCO") formerly ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. EGCO has five wholly-owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

EGCO and its subsidiaries (collectively, the "Company") operate from leased offices in Port Chester, New York. EGCO is a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the six months ended June 30, 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

NOTE 3- Inventories

Inventory as of June 30, 2009 was $581,497, consisting of:

                           Cell phones                 $   79,448
                           Pre-paid calling cards          44,780
                           Televisions                     12,310
                           Packaging supplies              27,840
                           Transportation products        417,119
                                                       ----------
                           Total                       $  581,497
                                                       ----------


NOTE 4-Bank Overdrafts

At June 30, 2009, bank overdrafts (inactive status) consisted of:

                ICTT bank account overdraft facility   $    1,698
                FONE1 bank account overdraft facility      32,595
                                                       ----------
                Total                                  $   34,293
                                                       ==========

The overdraft facilities provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the balance through December 31, 2010. The loans are personally guaranteed by the Company's chief executive officer.

NOTE 5-Bank Lines of Credit

At June 30, 2009, bank lines of credit (inactive status) consisted of:

            Europhone line of credit
                account                                $  210,422
                                                       ----------
                                                       $  210,422
                                                       ==========

The lines of credit provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the agreed balances through December 31, 2010. The loans are personally guaranteed by the Company's chief executive officer.

NOTE 6-Property and Equipment

      Property and equipment consisted of the following:

                                                        June 30,   December 31,
                                                          2009         2008
                                                       ---------    ---------
                Computer equipment and software        $  82,290    $  82,290
                Furniture and Fixtures                    79,247       79,247
                Leasehold Improvements                    66,878       66,878
                                                       ---------    ---------
                                                         228,915      228,915

                Less accumulated depreciation           (130,347)    (117,215)
                                                       ---------    ---------
                Property and equipment, net
                of accumulated depreciation            $  98,568    $ 111,700
                                                       =========    =========

Depreciation expense for the six months ended June 30, 2009 and 2008 was $13,132 and $7,868, respectively.

NOTE 7- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes. For the six months ended June 30, 2009 and 2007, the provision for (benefit from) income taxes consisted of:

                                                   Six Months Ended
                                                        June 30,
                                              ------------------------
                                              2009                  2008
                                        -----------------      ----------------
     Current
                                        -----------------      ----------------

              Federal
                                        $       --             $       --
              State                             --                     --
                                        -----------------      ----------------
     Total current provision                    --                     --
                                        -----------------      ----------------
     Deferred
              Federal                           --                     --
              State                             --                     --
                                        -----------------      ----------------

     Total deferred provision                   --                     --


     Total income tax expense           $       --             $       --
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

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

                                                    Six Months Ended
                                                        June 30,
                                                    2009         2008
                                                 ---------    ---------
       Federal income tax (benefit) at 35%      $(233,196)    $(159,737)
       statutory income tax rate

       Nondeductible increase in allowance for
       returns and doubtful accounts                 --          15,058
       Change in valuation allowance              233,146       144,679
                                                ---------     ---------
       Provision for income taxes               $    --       $    --
                                                =========     =========

At December 31, 2008 and 2007, the deferred income tax asset consisted of:

                                                      December 31,
                                                      ------------
                                                  2008             2007
                                                  ----             ----
     Net operating loss carry-forward          $2,736,437       $2,238,054
     Valuation allowance                       (2,736,437)      (2,238,054)
     Deferred tax asset                              --               --

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,736,437 attributable to the future utilization of the net operating loss carry-forward of $9,274,453 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $1,115,296 in 2022; $1,734,552 in 2023; $834,731 in 2024; $108,711 in 2025; $426,330 in 2026; $1,326,697 in 2027; and
1,462,152 in 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.


NOTE 8- Payroll Taxes and Withholdings

At June 30, 2009 payroll taxes and withholdings consisted of:

             Federal social security and income tax       $565,485
             New York State income tax and Department
                           Of Labor                         72,238
             New Jersey State Income Tax                       197
             New York State Workers' Compensation Board     15,786
                                                          --------
             Total                                        $653,706
                                                          ========

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to June 30, 2009. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its Federal liability but has not reached such an agreement.


NOTE 9- Loans Payable to Related Parties

At June 30, 2009, net loans payable to related parties consisted of:

    Due to chief executive officer and affiliates           $2,056,731
                                                            ----------
          Total                                             $2,056,731
                                                            ==========


The loans payable to related parties do not bear interest and were due on demand. In November 2009, the related parties agreed not to demand repayment of these loans without 370 days notice, and accordingly the Company continues to classify these loans as long term liabilities.


NOTE 10.-Common Stock Subject to Put Feature

     Six shareholders who purchased 496,000 shares of common stock in the fourth Quarter 2008 have the right to "put" those shares of common stock back to the Company, at a price per share of $0.50, at any time six months after the date of purchase. Accordingly, the Company has classified the proceeds from these sales as "temporary equity" separate and apart from stockholder's equity.


NOTE 11-Commitments and Contingencies

Lease agreements

In April, 2008 Euro Group entered into a five year lease agreement for office space at 10 Midland Avenue, Port Chester, New York, with the lease term commencing in May 2008 and expiring in May 2013. As part of the negotiation the Company received three months free rent and commenced rent payments in August 2008. The annual rent for year one of the lease was $26,292 with annual increases of 3% for the term of the lease. The Company is also responsible for paying, on a monthly basis, its pro-rata share of real estate taxes, operating expenses and electric charges.



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

     A summary of the Company's segments for the three and six month periods ended June 30, 2009 and 2008 was as follows:



                                                  Telephone
                                                products and        Transportation       Unallocated
                                                  services             products           Corporate
                                                 (Europhone)         (Eurospeed)        Administration         Total
                                                   Segment              Segment            Amounts             Amount
                                                 -----------         -----------         -----------        -----------

Three Months Ended June 30, 2009
Total revenues                                   $    20,784              94,639              --            $   115,153
Income (loss) from Operations                       (210,129)              8,141           (55,821)            (257,809)
Depreciation expense                                   6.566                --                --                  6,566
Total assets                                         371,633             586,481           166,829          $ 1,124,943
Three Months Ended June 30, 2008
Total revenues                                   $   322,254             577,668           $  --                899,922
Income (loss) from Operations                       (394,129)            (72,155)          (17,894)            (484,178)
Depreciation expense                                   5,522                --                --                  5,522
Total assets                                       2,187,803             593,795            260,924         $ 3,042,522



                                                  Telephone
                                                products and        Transportation       Unallocated
                                                  services             products           Corporate
                                                 (Europhone)         (Eurospeed)        Administration          Total
                                                   Segment             Segment             Amounts             Amount

                                                 ------------        -----------         -----------        -----------
Six Months Ended June 30, 2009
Total revenues                                   $   121,021         $    94,639              --                215,390
Income (loss) from Operations                       (478,598)            (37,397)         (122,550)            (638,545)
Depreciation expense                                  13,132                --                --                 13,132
Total assets                                         371,633             586,481           166,829          $ 1,124,943

Six Months Ended June 30, 2008
Total revenues                                   $ 1,173,441             676,888              --              1,850,329
Income (loss) from Operations                       (328,134)             54,625          (155,139)            (428,648)

Depreciation expense                                   7,866                --                --                  7,868
Total assets                                       2,187,803             593,795           260,924          $ 3,042,522


                                                           F-7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is actively marketing its telephone products and services, and transportation products. We will require additional capital in order to expand our operations and implement our business plan and we have no firm commitments for capital at this time.

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

We are currently located in Port Chester, New York. Euro Group of Companies is a holding company whose subsidiary companies market and sell the "Euro" and "Eugro" families of products. The Company operates in three separate and distinct business areas - we are currently marketing telecommunications products and services and transportation products, and plans to commence marketing of consumer electronics products at some time in the future. Additional information on these businesses can be found in the "Business" section of the Company's 10-K report.

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

The Company's exclusive distributor of Eurospeed, Inc. products in the United States, Canada and Puerto Rico, American Motor Sports, LLC, failed to meet the minimum unit sales requirements for the initial twelve month term of the Agreement and the additional three months provided to "cure" the deficiency and the exclusive distribution agreement was terminated by Eurospeed Inc. in July 2009. The Company is currently considering alternative strategies for the marketing of transportation products in the United States, Canada, Puerto Rico, and worldwide.

We have entered into agreements with manufacturers in China, Taiwan and Korea to produce our mobile phone and consumer electronics products.

Business Activities

The Company's revenue during the six months ended June 30, 2009 totaled $115,153 from the sale of telecommunications products and services and transportation products. See our "Business" section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

In the quarter ended June 30, 2009 we recorded sales of Eurospeed products aggregating $94,639 to Latin American and European customers, as compared to sales of Eurospeed products in the second quarter of 2008 of $577,668

Europhone USA LLC markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long distance minutes (the "minute plan") to make calls from virtually any telephone worldwide. These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card. Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees. During the quarter ended June 30, 2009 the Company's Europhone subsidiary sold international calling cards and services aggregating $20,784. .

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

                                        2
--------------------------------------------------------------------------------

Results of operations for the six months ended June 30, 2009, as compared With June 30, 2008 are as follows:

For the six months ended June 30, 2009, revenue was $ 215,390 compared to revenue for six months ended June 30, 2008 of $1,850,329. The decrease in revenue was primarily attributable to; 1) Transportation Products sales of $94,639 in 2009 compared to $676,888 in the first six months of 2008, with no sales to our exclusive distributor of transportation products in the United States, and 2) telecommunication product sales of $121,021 compared to telecommunication product sale of $1,173,441 for the first six months of 2008, including revenue of $750,000 for a sale of the Company's World Sim product that was later cancelled. The Company's exclusive distributor for the sale of transportation products failed to meet the minimum unit purchase requirement and other parts of the distribution agreement, and was terminated in July, 2009. The Company is currently reorganizing its marketing strategy for the sale of transportation products in the United States and elsewhere.

Cost of sales decreased to $200,155 for the six months ended June 30, 2009 from $1,108,649 for the six months ended June 30, 2008. Gross profit for the six months ended June 30, 2009 was $15,235 compared to gross profit of $741,680 for the six months ended June 30, 2008,

Selling, general and administrative expenses decreased to $653,780 through the second quarter of 2009 compared to $1,170,328 through the second quarter of 2008, a reduction of $516,548, or 44% from the year earlier.

The decrease in selling, general and administrative expenses through the second quarter is attributable to the effect of the cost reduction programs implemented in the first quarter of 2009, including reduced salaries and related expenses ($412,474 in 2009 compared to $590,101 in 2008); lower consulting fees ($30,750 in 2009 compared to $217,600 in 2008),;lower professional fees ($2,945 in 2009 compared to $59,075 in 2008); reduced spending on travel and entertainment ($17,420 in 2009 compared to $77,572 in 2008); and, accruals for bad debt of $43,024 in 2008 and none in 2009, offset by higher expenses in 2009 for rent and related expenses ($66,940 compared to $42,902 in 2008) and commissions ($9,130 in 2009 compared to none in the first six months of 2008).

The net loss for the six months ended June 30, 2009 was $666,273 compared to a net loss of $456,391 for the six-month period ended June 30, 2008, a deterioration of $209,882.


Results of operations for the three months ended June 30, 2009 as compared with June 30, 2008 are as follows:

For the three months ended June 30, 2009, the Company generated net sales of $115,153, as compared to $899,922 for the same period last year, a decrease of $784,769, or 87%. The decrease was primarily attributable to the failure of our exclusive distributor of transportation products in the United States to place any orders for products in the second quarter of 2009 compared to domestic sales of Eurospeed products of approximately $578,000 in second quarter 2008. The revenue for the quarter ended June 30, 2009 includes transportation product sales of $94,639 to customers in Latin America and Europe.

Cost of sales for the three months ended June 30, 2009 decreased to $115,346, compared to $674,135 for the three months ended June 30, 2008 a decrease of $558,789.

The Company's selling, general and administrative costs aggregated $257,616 for the three months ended June 30, 2009, as compared to $709,965 for the same period last year, representing an decrease of $452,349, or 64%.The decrease in expenses was due primarily to decreases in salary related expenses, professional fees, travel and entertainment expense, and legal settlements of approximately $326,000, $144,000, $51,000, and $45,000, respectively, as the cost reduction program Implemented in the first quarter took full effect.

The net loss for the three months ended June 30, 2009 was $285,270 compared to a net loss of $512,950 for the period ended June 30, 2008.

                                        3
--------------------------------------------------------------------------------

Liquidity and Capital Resources

At June 30, 2009 the Company had a working capital deficit of approximately $1,061,595 as compared to a working capital deficit of approximately $1,084,045 at December 31, 2008. The ratio of current assets to current liabilities was 0.5:1 at June 30, 2009 and 0.6:1 at December 31, 2008. Cash flow used for operations for the six months ended June 30, 2009 was approximately $128,478, compared to the cash flow used for operations of approximately $875,375 for six months ended June 30, 2008. The company has experienced losses in the past, and has an accumulated deficit of approximately $9,274,453. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions continue to raise doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue operations and/or the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2009, loans payable to related parties were $2,056,731. These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before November 2010. As of June 30, 2009, the Company is in default on the balance due on bank lines of credit of $210,422. The bank has orally agreed to suspend the accrual of interest on balances through December 31, 2010. The lines of credit are personally guaranteed by the Chief Executive Officer. We cannot currently repay these bank lines of credit nor are we able to draw any further funds on the credit lines.

As of June 30, 2009 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The bank has agreed to suspend the accrual of interest on the balances due through December 31, 2010. The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the second quarter 2009 the Company sold 27,500 restricted shares of common stock at an average price of $1.00 per share for gross proceeds of $27,500. In addition the Company issued 1,000,000 restricted shares of common stock in lieu of cash for a three-year financial public relations consulting contract valued at $30,000 per year.

In the six months ended June 30, 2009 the Company sold 638,501 restricted shares of common stock for gross proceeds of $114,045 and issued 1,050,000 restricted shares of common stock in lieu of cash for consulting purposes


Item 3. Controls and Procedures

a.   Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and also designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.   Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II.  OTHER INFORMATION


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, the Company raised $ 27,500 through the sale of 27,500 restricted shares of common stock, and issued 1,000,000 restricted shares of common stock, in lieu of cash, for a three year financial public relations contract valued at $90,000. The proceeds of these sales were used for general corporate purposes. The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Subsequent to June 30, 2009 the Company sold 100,000 unregistered shares of common stock for net proceeds of $19,000 and issued 10,000 unregistered shares of common stock in lieu of cash for legal services.


Item 6. Exhibits and Reports on Form 8-K


21.1 List of Subsidiaries

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-Q for the quarter ended June 30, 2009 to be signed undersigned, thereunto duly authorized.

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