Form 10-Q
period 2009-09-30
EURO GROUP OF COMPANIES, INC.
filed 2009-11-25
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the nine months period ended September 30, 2009

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

                          Euro Group of Companies Inc.
                    10 Midland Avenue, Port Chester, NY 10573
                                 (914) 937-3900
  ----------------------------------------------------------------------------
 (Address and telephone number of principal executive offices, principal place of business, and name, address and telephone number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001, 113,626,793 shares outstanding as of November 18, 2009.

                          EURO GROUP OF COMPANIES, INC.

                                TABLE OF CONTENTS

                                                                            Page

Part I - Financial Information

Item 1 - Financial Statements

Consolidated Balance Sheets as of September 30, 2009 (unaudited)
    and December 31, 2008 (audited)                                          F-1

Consolidated Statements of Operations for the three and nine months
  ended September 30, 2009 and September 30, 2008 (unaudited)                F-2

Consolidated Statements of Cash Flows for the nine months
    ended September 30, 2009 and September 30, 2008 (unaudited)              F-3

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



                                        EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS




            ASSETS                                                             September 30,   December 31,
                                                                                   2009           2008
                                                                                -----------    -----------
                                                                                (Unaudited)
CURRENT ASSETS
Cash and cash equivalents                                                       $       414    $     1,849
Accounts receivable, less allowance for returns and doubtful accounts of
       $147,597 and $147,597, respectively                                          117,590        139,478
Inventories                                                                         581,341        677,121
Deposits for future inventory purchases                                             104,994
                                                                                                   104,993
Prepaid expenses                                                                    103,179         57,828
                                                                                -----------    -----------
       Total current assets                                                         907,518        981,269

PROPERTY AND EQUIPMENT, net of
       accumulated depreciation of $134,913 and $117,215, respectively               92,002        111,700
                                                                                -----------    -----------

Security deposit-retail store                                                        25,154         25,154
                                                                                -----------    -----------
       Total other assets                                                            25,154         25,154
                                                                                -----------    -----------

       TOTAL ASSETS                                                             $ 1,024,674    $ 1,118,122
                                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdrafts                                                                 $    34,293    $    34,293
Bank lines of credit                                                                210,422        210,422
Accounts payable and accrued expenses                                             1,142,414        879,812
Payroll taxes and withholdings                                                      691,266        485,612
Customers' deposits                                                                       0              0
                                                                                -----------    -----------
       Total current liabilities                                                  2,078,395      1,610,139

LONG TERM LIABILITIES
Loans payable to related parties                                                  2,180,480      2,065,314
                                                                                -----------    -----------
       Total liabilities                                                        $ 4,258,875    $ 3,675,453
                                                                                -----------    -----------

Common stock subject to put feature                                             $   248,000    $   248,000
                                                                                -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value; authorized 10,000,000 shares, issued
and outstanding 0 shares                                                               --             --
Common stock, $.001 par value; authorized 200,000,000 shares, issued
and outstanding 113,566,793 and 111,828,292 shares, respectively                    113,121        111,332
Additional paid-in capital                                                        5,953,728      5,716,517
Subscription receivable                                                             (25,000)       (25,000)
Retained earnings (deficit)                                                      (9,524,050)    (8,608,180)
                                                                                -----------    -----------
       Total stockholders' equity (deficiency)                                   (3,482,201)    (2,805,331)
                                                                                -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIENCY)                                                      $ 1,024,674    $ 1,118,122
                                                                                ===========    ===========


                               See notes to consolidated financial statements

                                                    F - 1



                               EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)



                                            Three Months Ended                   Nine Months Ended
                                               September 30,                       September 30,
                                      --------------------------------    --------------------------------
                                           2009              2008              2009              2008
                                      --------------    --------------    --------------    --------------
Sales                                 $        4,378    $    1,413,564    $      219,768    $    3,263,893

Cost of  sales                                 8,159         1,059,309           208,314         2,167,958
                                      --------------    --------------    --------------    --------------

Gross profit                                  (3,781)          354,255            11,454         1,095,935

Selling, general and
administrative expenses                      230,946           610,132           884,726         1,780,460
                                      --------------    --------------    --------------    --------------

Income (loss) from operations               (234,727)         (255,877)         (873,272)         (684,525)

Other Income                                    --                --                --                --
Other Expense                                   (332)             --                (332)             --
Interest expense                             (14,539)           (7,493)           (7,493)          (35,236)
                                      --------------    --------------    --------------    --------------

Net income (loss)                     $     (249,598)   $     (263,370)   $     (915,871)   $     (719,761)
                                      --------------    --------------    --------------    --------------

Basic and diluted earnings (loss)
per common share                      $        (0.00)   $        (0.00)   $        (0.01)   $        (0.01)

Weighted average shares outstanding
basic and diluted                        112,710,959       115,113,792       112,460,521       112,486,487


                               See notes to consolidated financial statements

                                                    F - 2



                           EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                            Nine Months Ended
                                                                               September 30,
                                                                        --------------------------
                                                                            2009           2008
                                                                        -----------    -----------
Operating Activities:
       Net (loss)                                                       $  (915,871)   $  (719,761)
       Adjusments to reconcile net income (loss) to net cash
       povided by (used for) operating activities:
            Depreciation and amortization                                    19,698         17,350
            Stock-based compensation                                         13,750        290,625
            Provision for returns and allowance for doubtful accounts          --           50,235
       Changes in operating assets and liabilities:
            Receivables                                                      21,888     (1,887,134)
            Inventories                                                      95,780       (669,273)
            Deposits for future inventory purchases                            --          (73,577)
            Deposit and prepaid expenses                                    (55,351)       223,726
            Accounts payable and accrued expenses                           262,602      1,919,805
            Payroll taxes and withholdings                                  265,654        (40,132)
            Customers' deposits                                                --             --
            Security deposits                                                  --          (25,154)
                                                                        -----------    -----------
       Net cash (used for) operating activities                            (351,850)      (913,290)
                                                                        -----------    -----------

Investing Activities:
       Property and equipment additions                                        --          (79,031)

                                                                        -----------    -----------
       Net cash (used for) financing activities                                --          (79,031)
                                                                        -----------    -----------

Financing Activities:
       Increase (decrease) in loans payable to related parties              115,166           (982)
       Proceeds from sale of common stock                                   235,250      1,012,000
                                                                                       -----------
                                                                                       -----------
       Net cash provided by financing activities                            350,416      1,011,018
                                                                        -----------    -----------


Net increase in cash                                                         (1,434)        18,696
       Cash and cash equivalents at beginning of period                       1,948         17,081
                                                                        -----------    -----------

       Cash at end of period                                            $       414              $
                                                                                            35,777
                                                                        -----------    -----------

Supplemental disclosures of cash flow information:
       Interest paid                                                    $      --      $      --
                                                                        -----------    -----------

       Income taxes paid                                                $      --      $      --
                                                                        -----------    -----------


                           See notes to consolidated financial statements

                                                F - 3

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                   (UNAUDITED)

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

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the nine months ended September 30, 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

NOTE 3- Inventories

Inventory as of September 30, 2009 was $581,341, comprised of World Sim cards and other telecommunications related products carried at $151,822, consumer electronics carried at $12,310, and transportation products carried at $417,209.

NOTE 4-Bank Overdrafts

At September 30, 2009, bank overdrafts (inactive status) consisted of:

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

NOTE 5-Bank Lines of Credit

At September 30, 2009, bank lines of credit (inactive status) consisted of:

                        ICTT line of credit account            $    -
                        ICTT line of credit account                 -
                        FONE1 line of credit
                        account                                 210,422
                        FONE1 line of credit
                        account                                     -
                                                               --------
                        Total                                  $210,422
                                                               ========

The lines of credit provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the agreed balances through December 31, 2010. The loans are personally guaranteed by the Company's chief executive officer.

NOTE 6-Property and Equipment

Property and equipment consisted of the following:

                                                    September 30, December 31,
                                                       2009         2008
                                                     ---------    ---------
              Computer equipment and software        $  82,790    $  82,290
              Furniture and Fixtures                    49,758       79,247
              Leasehold Improvements                    24,873       66,878
                                                     ---------    ---------

                                                       228,915      228,915
              Less accumulated depreciation           (136,913)    (117,215)
                                                     ---------    ---------
              Property and equipment, net
              of accumulated depreciation            $  92,002    $ 111,700
                                                     =========    =========


Depreciation expense for the nine months ended September 30, 2009 and 2008 was $19,868 and $13.372, respectively.

NOTE 7- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes. For the nine months ended September 30, 2009 and 2008, the provision for (benefit from) income taxes consisted of:

                                                Nine Months Ended
                                                    September 30,
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

A reconciliation of the expected income tax expense (benefit) to reported income tax follows:

                                                     Nine Months Ended
                                                       September 30,
                                                     2009         2008
                                                   ---------    ---------
         Federal income tax (benefit) at 35%       $(320,555)   $(279,539)
         statutory income tax rate


Nondeductible increase in allowance for

         returns and doubtful accounts                     0        1,043
         Change in valuation allowance               320,555      278,496
                                                   ---------    ---------
         Provision for income taxes                $    --      $    --
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

NOTE 8- Payroll Taxes and Withholdings

At September 30, 2009 payroll taxes and withholdings consisted of:

              Federal social security and income tax       $597,145
              New York State Income Tax                      72,278
              New York State Department of Labor              5,810
              New Jersey State Income Tax                       197
              New York State Workers' Compensation Board     15,786
                                                           --------
              Total                                        $691,266
                                                           ========


The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to September 30, 2009. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its Federal liability but has not reached such an agreement.

NOTE 9- Loans Payable to Related Parties

At September 30, 2009, net loans payable to related parties consisted of:

Due to chief executive officer and affiliates:                   $ 2,180,480

                                                           Total $ 2,180,480

===========================

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

NOTE 10-Commitments and Contingencies

Lease agreements
In April, 2008 Euro Group entered into a five year lease agreement for office space at 10 Midland Avenue, Port Chester, New York, with the lease term commencing in May 2008 and expiring in May 2013. As part of the negotiation the Company received three months free rent and commenced rent payments in August2008. The annual rent for year one of the lease was $26,292 with annual increases of 3% thereafter for the term of the lease. The Company is also responsible for paying, on a monthly basis, its pro-rata share of real estate taxes, operating expenses and electric charges.



NOTE 11- Segment Information

     The determination of the company's business segments is based on how the company monitors and manages the performance of its operations. The company's operating segments are strategic business units that offer different products and services. They are managed separately because each requires different marketing strategies, personnel skill sets and technology. The Company allocates revenues, expenses, assets and liabilities to segments only where directly attributable. The unallocated corporate administration amounts are costs attributed to finance, corporate administration, human resources, legal and corporate expense items, and are included to reconcile segment data to the consolidated financial statements.

     A summary of the Company's segments for the three and nine month periods ended September 30, 2009 and 2008 was as follows:



                                                      Telephone
                                                    products and        Transportation       Unallocated
                                                      services             products           Corporate
                                                     (Europhone)         (Eurospeed)        Administration         Total
                                                       Segment              Segment            Amounts             Amount
                                                     -----------         -----------         -----------        -----------
    Three Months Ended September 30, 2009
    Total revenues                                   $     4,378                --                --            $     4,378
    Income (loss) from Operations                       (123,245)            (15,691)          (95,791)            (234,727)
    Depreciation expense                                   6,566                --                --                  6,566
    Total assets                                         354,896             509,122           160,656            1,024,674

    Three Months Ended September 30, 2008
    Total revenues                                   $    56,005         $ 1,357,559              --            $ 1,413,564
    Income (loss) from Operations                       (259,312)            100,301           (96,875)            (255,977)
    Depreciation expense                                   9,482                --                --                  9,482
    Total assets                                       1,844,903           1,180,046           143,776            3,168,725



                                                      Telephone
                                                    products and        Transportation       Unallocated
                                                      services            products            Corporate
                                                     (Europhone)         (Eurospeed)        Administration         Total
                                                       Segment             Segment             Amounts             Amount
                                                     -----------         -----------         -----------        -----------

    Nine Months Ended September 30, 2009
    Total revenues                                   $   125,129         $    94,639              --            $   219,768
    Income (loss) from Operations                       (601,843)            (53,089)         (260,939)            (915,871)
    Depreciation expense                                  19,698                --                --                 19,698
    Total assets                                         354,896             509,122           160,656            1,024,674

    Nine Months Ended September 30, 2008
    Total revenues                                   $ 1,229,446         $ 2,034,447              --            $ 3,263,893
    Income (loss) from Operations                       (210,206)           (183,694)         (290,625)            (684,525)
    Depreciation expense                                  17,350                --                --                 17,350
    Total assets                                       1,844,903           1,180,046           143,776            3,168,725


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

We are currently located in Port Chester, New York. Euro Group of Companies is an operating company whose subsidiary companies market and sells the "Euro" and "Eugro" families of products. The Company operates in three separate and distinct business areas - we are currently marketing telecommunications products and services and transportation products, and plans to commence marketing of consumer electronics products at some time in the future. Additional information on these businesses can be found in the "Business" section of the 10-K report.

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

The Company's exclusive distributor of Eurospeed Inc. products in the United States, Canada and Puerto Rico, American Motor Sports, LLC, has been terminated for his failure to meet the minimum unit sales requirements in the distribution agreement. The parties are in negotiation to replace the terminated agreement with a non-exclusive distribution agreement. The Company is currently considering alternative strategies for the marketing of transportation products in the United States, Canada, Puerto Rico, and worldwide

We have entered into agreements with manufacturers in China, Taiwan and Korea to produce our mobile phone and consumer electronics products.

Business Activities

The Company's revenue during the nine months ended September 30, 2009 totaled $ 219,768 from the sale of telecommunications products and services and transportation products. See our "Business" section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

In the quarter ended September 30, 2009 we recorded no sales of Eurospeed products. Sales of Eurospeed products in the first nine months of 2008 totaled $2,034,447.

Europhone USA LLC markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long distance minutes (the "minute plan") to make calls from virtually any telephone worldwide. These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card. Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees. During the quarter ended September 30, 2009 the Company's Europhone subsidiary sold international calling cards and services aggregating $4,378.

On September 24, 2007 the Company's Europhone USA LLC subsidiary announced the signing of a three year agreement with Verizon Communications as an authorized agent of Verizon's FIOS TV and FIOS Internet services, and Verizon's High Speed Internet and voice services. Verizon FIOS is the brand name for the new services offered over Verizon's advanced fiber-optic broadband network As previously disclosed in our annual report on Form 10-K and in our quarterly filing for the period ended June 30, 2009, our exclusive distributor for transportation products in the United States, Canada and Puerto Rico failed to meet the minimum unit sales requirements for the initial twelve month term of the Agreement and

================================================================================
the additional three months provided to "cure" the deficiency and the exclusive distribution agreement was terminated by Eurospeed Inc. in July 2009. The Company is currently considering alternative strategies for the marketing of transportation products in the United States and Canada,and worldwide.

We have continued to finance our activities through the sale of equity through private placements and the resources of management and have devoted the majority of our efforts to implementing our marketing plans for telecommunications products, transportation products, and consumer electronic products and appliances; developing sources of supply; further developing our product offering; developing and testing marketing strategy; and upgrading the management team. Responding to the softness in the general economy, the Company instituted a rigorous cost reduction program in the first quarter of 2009 including staffing reductions, reduced work hours for corporate staff and rigorous expense controls.

Results of operations for the nine months ended September 30, 2009, as compared with September 30, 2008 are as follows:

For the nine months ended September 30, 2009, revenue was $219,768 compared to revenue of $3,263,893 for nine months ended September 30, 2008. The decrease in revenue was attributable to; 1) the failure of Eurospeed's exclusive distributor to place any orders for transportation products in 2009, compared to revenue from the sale of Eurospeed products of $2,034,447 in the first nine months of 2008, including approximately $1,935,000 from our distributor in the United States, and 2) a reduction in sales generated from the sale of telephone products and services including, sales of world sim and prepaid calling cards, cell phones, mobile activations and commissions, aggregating $125,129, a decrease of approximately $1,104,317 from the nine months ended September 30, 2008.

Cost of sales decreased to $208,314 for the nine months ended September 30, 2009 from $2,167,958 for the nine months ended September 30, 2008. Gross profit decreased to $11,454 for the nine months ended September 30, 2009 compared to $1,095,935 for the mine months ended September 30, 2008, a decrease of $1,084,481.

Selling, general and administrative expenses decreased to $884,726 through the third quarter of 2008, from $1,780,460 through the third quarter of 2008, a 50% decrease. The decrease in selling, general and administrative expenses through the third quarter is attributable to the continuing effect of the cost reduction programs implemented by the Company in the first quarter of 2009, including reductions in salaries and related expenses of $505,968, consulting fees of $269,580, travel and entertainment expense of $114,744, and bad debt expense of $50,235, respectively, offset in part by increases in rent and office expenses of $20,263 and printing expense of $10,982, respectively.

The net loss for the nine months ended September 30, 2009 was $915,871 compared to a net loss of $719,761 for the nine-month period ended September 30, 2008.

Results of operations for the three months ended September 30, 2009, as compared with September 30, 2008 are as follows:

For the three months ended September 30, 2009, the Company generated net sales of $4,378 as compared to $1,413,564 for the same period last year, a decrease of $1,409,186. The decrease was primarily attributable to the Company's lack of transportation product sales in the three months ended September 30, 2009, compared to sales of transportation products of $1,357,559 in the third quarter of 2008.

Cost of sales for the three months ended September 30, 2009 decreased to $8,159 from $1,059,309 for the three months ended September 30, 2007. The Company reported a gross loss of $3,781 for the 2009 quarter compared to a gross profit of $354,255 for the three months ended September 30, 2008.

The Company's selling, general and administrative costs aggregated $230,946 for the three months ended September 30, 2009, as compared to $610,132 for the same period last year, representing a decrease of $379,186. The decrease in expenses was due primarily to the continuing impact of cost reduction measures taken by the Company in first quarter 2009. These measures included staffing reductions, reduction in hours worked by the headquarters staff, and tight controls over expenditures. The selling, general and administrative expense for the quarter ended September 30, 2009 reflects decreases in salaries and related expenses of $284,381; consulting fees of $82,730; travel and entertainment expenses of $55,092; and director fees of $16,000 respectively, offset in part by higher professional fees and commissions of $54,329 and $11,494 respectively.

The net loss for the three months ended September 30, 2009 was $249,598 compared to a net loss of $263,370 for the period ended September 30, 2008.

================================================================================

Liquidity and Capital Resources

At September 30, 2009 the Company had a working capital deficit of approximately $1,170,877 as compared to a working capital deficit of approximately $628,871 at December 31, 2008. The ratio of current assets to current liabilities was 0.4:1 at September 30, 2009 and 0.6:1 at December 31, 2008. Cash flow used for operations for the nine months ended September 30, 2009 was approximately $352,000 compared to the cash flow used for operations of approximately $1,288,000 for the nine months ended September 30, 2008. The company has experienced losses in the past, and has an accumulated deficit of approximately $9,524,000. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions continue to raise doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue operations and/or the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2009, loans payable to related parties were $2,140,480. These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before November 2010. As of September 30, 2009, the Company is in default on the balance due on bank lines of credit of $210,422. The bank has orally agreed to suspend the accrual of interest on balances through December 31, 2010. The lines of credit are personally guaranteed by the Chief Executive Officer. We cannot currently repay these bank lines of credit nor are we able to draw any further funds on the credit lines.

As of September 30, 2009 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The bank has agreed to suspend the accrual of interest on the balances due through December 31, 2010. The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the third quarter 2009 the Company sold 50,000 restricted shares of common stock at an average price of $0.20 per share for gross proceeds of $10,000. In the nine months ended September 30, 2009 the Company sold 688,501 restricted shares of common stock for gross proceeds of $124,045. In the nine months ended September 30, 2008 the Company raised $1,012,000 through the sale of 2,471,000 restricted shares of common stock.

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and also designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, the Company raised $ 10,000 through the sale of 50,000 restricted shares of common stock. The proceeds of these sales were used for general corporate purposes. The Company issued these shares in reliance on the exemption from registration Afforded by Section 4(2) of the Securities Act of 1933.

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

                                            EURO GROUP OF COMPANIES, INC.


                                             /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                  Vasilios Koutsobinas
                                                  Chief Executive Officer,
                                                  Director
                                                 (Principal Executive Officer)



          November 25, 2009
                                            /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)
          November 25, 2009

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