Form 10-K/A
period 2008-12-31
EURO GROUP OF COMPANIES, INC.
filed 2010-01-27
CIK 1005663

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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


Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |-| NO |X|

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. |-|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                    Accelerated filer [ ]
Non-accelerated filer   [ ]                    Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act): Yes |-| NO |X|

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.17 per share, was $ 5,636,002 as of January 18, 2010 and no non-voting equity is issued.

As of January 18, 2010 113,100,793 shares of Common stock of the registrant were outstanding.

--------------------------------------------------------------------------------

                               Table of Contents
                                                                            Page
                                                                            ----
Part I

Item 1 Description of Business                                                1

Item 2 Description of Property                                                6

Item 3 Legal Proceedings                                                      6

Item 4 Submission of matter to a Vote of Security Holders                     6

Part II

Item 5 Market for Common Equity and Related Stockholder
Matters                                                                       7

Item 6 Management Discussion and Analysis of Plan of
Operations                                                                    8

Item 7 Financial Statements                                                  F-1

Item 8a Controls and Procedures                                               11

Item 8b Other Info                                                            11

Part III

Item 9  Directors, Executive Officers, Promoters and Control
Persons Compliance with Section 16(a) of the Exchange Act                     12

Item 10  Executive Compensation                                               14

Item 11  Security Ownership of Certain Beneficial Owners and
Management, and Related Matters                                               15

Item 12  Certain Relationships and Related Transactions                       15

Item 13  Exhibits                                                             16

Item 14  Principal Accountant Fees and Services                               16

Part I

                    Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K/A, the terms the "Company," "we," "us" and "our" refers to Euro Group of Companies, Inc., f/k/a I.C.T. Technologies, Inc.

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS


This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate" "expect," "hope," "intend," "may," "plan," "potential," "product," "seek," "should," "will," "would" and variations of such words. Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation: :

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

The Company's principal executive office is located at 10 Midland Avenue, Port Chester, New York 10573 and its telephone number is (914) 937-3900. Information about Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) May be found on its website at "www.eugro.com." Information found on the Euro Group of Companies, Inc. (formerly ICT Technologies) website should not be considered part of this annual report on Form 10-K/A and should not be relied upon in evaluating the Company.

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



                                     PART 11

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

-------------------------------------------------------------------------------------------------------------------

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

Recent Sales of Unregistered Securities

During the three months ended December 31, 2008 the Company sold a total of 674,000 shares of unregistered common stock for $143,500. Of these shares 496,000 shares were sold to six shareholders at a price per share of $0.25,or $124,000 total, and are subject to a put feature whereby the shareholder may put the shares back to the Company any time six months after the date of purchase at a price of $0.50 per share, or $248,000 total. These shares are excluded from the calculation of total shares outstanding.

During the twelve months ended December 31, 2008 the Company sold a total of 3,945,000 shares of unregistered common stock for $1,155,500.

Subsequent to the end of 2008 the Company sold 708,501 shares of unregistered common stock for $141,545, and issued 1,060,000 shares of unregistered common stock in lieu of cash for consulting services.

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

Item 6. Management's Discussion and Analysis or Plan of Operations

     This Annual Report on Form 10-K/A contains forward-looking statements made as of the date hereof. We assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-QSB and Current Reports on Form 8-K, each as amended. See "Forward Looking Statements" in the forepart of this Report for a non-exclusive list of risks and uncertainties that relate to the forward looking statements herein.

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

In the fourth quarter 2008 the Company recognized interest expense of $41,333 attributable to 496,000 shares of common stock sold with a put feature.

Euro Group of Companies, Inc. generated a net loss of $1,482,646 for calendar year 2008 compared to a net loss of $1,326,697 for calendar year 2007.

Liquidity and Capital Resources

At December 31, 2008 the Company had a working capital deficiency of $794,203 and a stockholders' deficiency of $2,722,664. In addition the Company has suffered recurring losses from operations and has an accumulated deficit of approximately $8,649,513. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. There can be no assurance, however, that the Company will be able to generate sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2008 loans payable to related parties were $2,065,314. These loans have been classified as Long-Term Liabilities at the request of the Chief Executive Officer who has agreed that repayment will not be demanded before 2010. The Company has also established lines of credit with the Ponce de Leon Federal Bank. As of December 31, 2008 the balance due on these lines of credit was $210,422. The Company's CEO has negotiated a suspension of interest on the outstanding amounts

As of December 31, 2008 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The CEO has negotiated a suspension of interest on the amounts due, and has provided a personal guarantee of repayment.

During 2008 the Company raised a total of $1,155,500 through the sale of a total of 3,945,000 shares of common stock. Of the shares sold, six shareholders who purchased 496,000 shares of common stock at a price of $0.25 per share have the right to "put" those shares back to the Company at a price of $0.50 per share. The stock that was sold is treated as a current liability and the $124,000 potential increase in the amount to be paid is treated as interest. Interest expense of $41,333 was taken in the fourth quarter 2008.

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

As discussed in Note 3 to the consolidated financial statements, the Company restated its consolidated financial statements for the year ended December 31. 2008.


                                            /s/  Michael T. Studer CPA P.C.
                                            -----------------------------------
                                                 Michael T. Studer CPA P.C.


Freeport, New York
November 13, 2009 (except as to Notes 3 and 10
which are as of January 25, 2010)



Item 7 - Financial Statements


                                EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                                      2008           2007
                                                                                    RESTATED
ASSETS
CURRENT ASSETS
Cash in banks                                                                     $     1,849    $    17,081
Accounts receivable, less allowance for doubtful accounts of $147,597
and $45,085, respectively                                                             139,478         42,398
Inventory                                                                             677,121        175,232
Deposits for future inventory purchases                                               104,993         76,215
Deposit with attorney in connection with contemplated
property acquisition (returned January 2008)                                             --          200,000
Prepaid Expenses                                                                       57,828         62,969
                                                                                  -----------    -----------
      Total current assets                                                            981,269        573,895

Property and equipment, less accumulated depreciation of $115,215
and $29,489, respectively                                                             111,699         48,900

Security deposit - retail store                                                        25,154           --
                                                                                  -----------    -----------


     TOTAL ASSETS                                                                 $ 1,118,122    $   622,795
                                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Bank overdrafts                                                                   $    34,293    $    34,293
Bank lines of credit                                                                  210,422        254,826
Accounts payable and accrued expenses                                                 879,812        185,578
Payroll taxes and withholdings                                                        485,612        375,558
Customer deposits                                                                        --           54,960
Common stock subject to put feature (Note 10)                                         165,333           --
                                                                                  -----------    -----------

   Total current liabilities                                                        1,775,472        905,215

LONG TERM LIABILITIES
Loans payable to related parties                                                    2,065,314      1,989,098
                                                                                  -----------    -----------
     TOTAL LIABILITIES                                                            $ 3,840,786    $ 2,894,313


STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued          --             --
common stock, $.001 par value, 200,000,000 shares authorized; issued and
outstanding, 111,332,292 and 107,883,292 shares, respectively (exclusive of           111,332        107,884
496,000 shares subject to put feature)
Additional paid-in capital                                                          5,840,517      4,812,465
Subscription receivable                                                               (25,000)       (25,000)
Retained earnings (deficit)                                                        (8,649,513)    (7,166,867)
                                                                                  -----------    -----------

Total stockholders' equity (deficiency)                                            (2,722,664)    (2,271,518)
                                                                                  -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)                            $ 1,118,122    $   622,795
                                                                                  -----------    -----------


See notes to consolidated financial statements.

                                                      F-2

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Year ended December 31,
                                               --------------------------------
                                                    2008               2007
                                                  RESTATED
                                               -------------      -------------

Sales                                          $   2,657,933      $     113,645

Cost of sales                                      1,749,887            134,899
                                               -------------      -------------
Gross profit (loss)                                  908,046            (21,254)

Selling, general and
administrative expenses                            2,481,677          1,263,556
                                               -------------      -------------

Income/loss) from operations                      (1,573,631)        (1,284,810)

Other income                                         231,660                 -
Interest expense                                    (140,675)           (41,887)
                                               -------------      -------------

           Net Income/(loss)                   $ ( 1,482,646)     $  (1,326,697)
                                               -------------       -------------
Basic and diluted earnings (loss)
per common share                               $       (0.01)     $       (0.01)

Weighted average shares outstanding,
basic and diluted                               109,731,792         102,201,638


See notes to consolidated financial statements.




                                     EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CHANGES
                                          IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                         YEARS ENDED DECEMBER 31, 2007 AND 2008



                                                          Additional                       Retained
                             Common                         Paid-in       Subscription     Earnings
                             Shares        Par Value        Capital        Receivable      (Deficit)         Total
                          ------------    ------------    ------------    ------------    ------------    ------------
Balance at
  December 31, 2006         97,197,384    $     97,198    $  3,270,546    $       --      $ (5,840,170)   $ (2,472,426)

Common stock subscribed        100,000             100          24,900         (25,000)           --              --

Sale of common stock        10,535,908          10,536       1,504,569            --              --         1,515,105

Shares issued for
   services                     50,000              50          12,450            --              --            12,500

Net loss for year ended
  December 31, 2007               --              --              --              --        (1,326,697)     (1,326,697)
                          ------------    ------------    ------------    ------------    ------------    ------------

Balance at
 December 31, 2007         107,883,292         107,884       4,812,465         (25,000)     (7,166,867)     (2,271,518)


Sale of Common
Stock                        3,945,000           3,944       1,151,556            --              --         1,155,500

Common stock subject to
put feature (Note 10)         (496,000)           (496)       (123,504)           --              --          (124,000)

Net loss for year
ended December 31,
2008                              --              --              --              --        (1,482,646)     (1,482,646)
                          ------------    ------------    ------------    ------------    ------------    ------------
Balance at December
31, 2008                   111,332,292    $    111,332    $  5,840,517    $    (25,000)   $ (8,649,513)   $ (2,722,664)
                          ============    ============    ============    ============    ============    ============


See notes to consolidated financial statements.

                                                           F-4

                  EURO GROUP OF COMPANIES, INC.AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       Year ended December 31,
                                                         2008           2007
                                                      (Restated)
OPERATING ACTIVITIES
Net income(loss)                                     $(1,482,646)   $(1,326,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                             20,832         14,688
Provision for bad debt                                   587,667           --
Stock Based Compensation                                    --           12,500
Interest expense on common stock subject to
put feature                                               41,333           --

Changes in operating assets and liabilities:
Receivables                                           (  684,747)       130,290
Inventories                                           (  501,889)    (  128,609)
Deposits for future inventory purchases               (   28,778)          --
Deposits and prepaid expenses                            179,987     (  262,684)
Accounts payable and accrued expenses                    694,234     (    9,247)
Payroll taxes and withholdings                           110,054        187,927
Customer deposits                                     (   54,960)    (   11,600)
                                                     -----------    -----------

Net cash provided by (used in) operating
activities                                            (1,118,913)    (1,393,432)
                                                     -----------    -----------

INVESTING ACTIVITIES
Property and equipment additions                      (   83,631)    (   22,908)
                                                     -----------    -----------

Net cash used in investing activities                 (   83,631)    (   22,908)

FINANCING ACTIVITIES
Proceeds from sale of common stock                     1,155,500      1,515,105
Payment on credit line                                (   44,404)          --
Increase in loans payable to related parties              76,216     (  154,513)
                                                     -----------    -----------
Net cash provided by financing activities              1,187,312      1,360,592
                                                     -----------    -----------

NET INCREASE(DECREASE) IN CASH                           (15,232)       (55,748)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR              17,081         72,829
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR               $     1,849    $    17,081
                                                     -----------    -----------

Supplemental disclosures of cash flow information:
     Interest paid                                   $      --      $      --
                                                     -----------    -----------

     Income taxes paid                               $      --      $      --
                                                     -----------    -----------


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

     Basis of presentation -- The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced net losses since inception of $8,649,513 and, at December 31, 2008, the Company had a working capital deficiency of $794,203 and a stockholders' deficiency of $2,722,664 . These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing through sales of its common stock and has entered into certain supply and distribution agreements (see note (10) to generate profitable operations. However, there is no assurance that the Company will be successful in achieving these objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated financial statements at December 31, 2008 and for the year then ended (which were previously included in the Company's Form 10-K filed with the SEC on November 15, 2009) to correct an error relating to the recording of sales of common stock subject to a put feature (see
Note 10). As previously reported, the Company included the $124,000 proceeds from such stock sales in stockholders' equity. As Restated the Company has included such proceeds in current liabilities and has recognized $41,333 in interest expense.

The effect of the restatement adjustment on the consolidated balance sheet at December 31, 2008 follows:

                                                  As
                                              Previously                        As
                                               Reported       Adjustment     Restated
                                              -----------    -----------    -----------
 Total assets                                 $ 1,118,122    $      --      $ 1,118,122
                                              ===========    ===========    ===========
 Liabilities

 Common stock subject to put feature          $      --      $   165,333    $   165,333
 Other current liabilities                      1,610,139           --        1,610,139
                                              -----------    -----------    -----------
 Total current liabilities                      1,610,139        165,333      1,775,472
 Loans payable to related parties               2,065,314           --        2,065,314
                                              -----------    -----------    -----------
 Total liabilities                              3,675,453       (165,333)     3,840,786
                                              -----------    -----------    -----------

Stockholders' equity (deficiency)

Preferred stock                                      --             --             --
Common stock                                      111,828           (496)       111,332
Additional paid-in capital                      5,964,021       (123,504)     5,840,517
Subscription receivable                           (25,000)          --          (25,000)
Retained earnings (deficit)                    (8,608,180)       (41,333)    (8,649,513)
                                              -----------    -----------    -----------

Total stockholders' equity (deficiency)        (2,557,331)      (165,333)    (2,722,664)
                                              -----------    -----------    -----------

Total  Liabilities and Stockholders' Equity
          (Deficiency)                        $ 1,118,122           --      $ 1,118,122
                                              ===========    ===========    ===========

                                           F-7



                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


The effect of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2008 follows:

                                                   As
                                               Previously                        As
                                                Reported      Adjustments     Restated
                                               -----------    -----------    -----------
Sales                                          $ 2,657,933    $      --      $ 2,657,933
Cost of Sales                                    1,749,887           --        1,749,887
                                               -----------    -----------    -----------
Gross profit (loss)                                908,046           --          908,046
Selling, general and administrative expenses     2,481,677           --        2,481,677
                                               -----------    -----------    -----------
Income (loss) from operations                   (1,573,631)          --       (1,573,631)
Other income                                       231,660           --          231,660
Interest expense                                   (99,342)       (41,333)      (140,675)
                                               -----------    -----------    -----------
Net Income (loss)                              $(1,441,313)   $   (41,333)   $(1,482,646)
                                               ===========    ===========    ===========


4. Inventory

     Inventory consisted of:

                                               December 31,
                                          2008               2007

Cell phones                             $ 90,085           $ 90,085
Pre-paid calling cards                    46,872             44,997
Televisions                               12,310             12,310
Packaging supplies                        27,840             27,840
Transportation products                  500,014               --
                                        --------           --------

Total                                   $677,121           $175,232
                                        --------          ---------

5. Bank Overdrafts

     At December 31, 2008 and 2007, bank overdrafts (inactive status) consisted of:

EGCO bank account overdraft facility                               $      1,698
FONE1 bank account overdraft facility                                    32,595
                                                                   ------------
Total                                                              $     34,293
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


6. Bank Lines of Credit

     At December 31, 2008 and 2007, bank lines of credit (inactive status)
consisted of:
                                                   2008         2007
                                                   ----         ----
EGCO line of credit account                     $     --     $   17,069
EGCO line of credit account                           --         16,279
FONE1 line of credit account                       210,422      210,422
FONE1 line of credit account                          --         11,056
                                                ----------   ----------
Total                                           $  210,422   $  254,826
                                                ----------   ----------

                                       F-8

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


7. Payroll Taxes and Withholdings


 Payroll taxes and withholdings consisted of:
                                                         December 31,
                                                      2008           2007
Federal social security and income tax             $ 433,770      $ 325,122
New York State income tax                             34,744         27,800
New York State unemployment insurance                   --            3,322
Workers' Compensation and Disability
Insurance                                             15,786         19,314
Connecticut Withholding taxes                            832           --
New Jersey Withholding taxes                             480           --
                                                   ---------      ---------
Total                                              $ 485,612      $ 375,558
                                                   ---------      ---------


The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to December 2008 and estimated interest and penalties to December 31, 2008. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its federal liability but has not reached such an agreement.


8. Loans Payable to Related Parties


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

9. Common Stock

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

10. Common Stock Subject to Put Feature

     Six shareholders who purchased 496,000 shares of common stock at a price per share of $0.25 in the fourth quarter 2008 have the right to "put" those shares of common stock back to the Company at a price per share of $0.50, at any time six months after the date of purchase. Accordingly, the Company has classified the proceeds from these sales as a current liability, and has excluded these shares from stockholders' equity(deficiency). The $124,000 potential increase in the amount to be paid is being expensed as interest expense over the six month period succeeding the respective purchases. An interest expense charge of $41,333 has been taken in the fourth quarter 2008.

11. Income Taxes

     EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.

     For the years ended December 31, 2008 and 2007, the provision for (benefit from) income taxes consisted of:

                                                  2008                2007
                                                  ----                ----
     Current:
       Federal                                 $    --             $    --
       State                                        --                  --
     Total current                                  --                  --
     Deferred:
       Federal                                  (459,917)           (411,541)
       State                                    (130,028)           (116,351)
       Valuation allowance                       589,945             527,892
                                               ---------           ---------
     Total                                     $    --             $    --

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


A reconciliation of the U.S. federal statutory tax rate to the effective rates for the years ended December 31, 2008 and 2007 follows:


                                                  2008                2007
                                                  ----                ----
Federal statutory tax rate                        34.0%               34.0%
State income taxes, net of federal benefit         5.8                 5.8
Change in valuation allowance                    (39.8)              (39.8)
                                                 -----               -----
Effective income tax rate                          0.0%                0.0%
                                                 -----               -----



     At December 31, 2008 and 2007, the deferred income tax asset consisted of:

                                                         December 31,
                                                         ------------
                                                    2008             2007
                                                    ----             ----
     Net operating loss carry-forward            $2,796,824       $2,206,879
     Valuation allowance                         (2,796,824)      (2,206,879)
     Deferred tax asset                                --               --


     Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $2,796,824 attributable to the future utilization of the net operating loss carry-forward of $7,023,963 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carry-forward expires $1,115,296 in 2022; $1,734,552 in 2023; $834,731 in 2024; $108,711 in 2025; $426,330 in 2026;
$1,326,697 in 2027, and $1,482,646 in 2028.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.


12. Commitments and Contingencies

Lease

EGCO rents its office facilities in Port Chester, New York under a five-year lease Agreement expiring May 31, 2013 with Strobe Development Company of White Plains, New York. The lease agreement expiring May 31, 2013 provides for fixed minimum monthly rents ranging from $ 2,191 in the first year to $2,466 in year five. In addition to the fixed minimum monthly rent the Company is also responsible for its pro-rata share of real estate taxes payable, operating expenses and electric usage. In May 2008 the Company vacated its previous corporate office space at 181 Westchester Avenue and moved to new space at 10 Midland Avenue, Port Chester, New York. The previous space was occupied under a sub-lease agreement with OTI, a company owned by the Company's chief executive officer.

Rent expense for the years ended December 31, 2008 and 2007 was $101,078 and $49,471, respectively. At December 31, 2008, future minimum annual rent payments under non-cancellable operating leases are:

                  2009                        $ 26,556
                  2010                          27,532
                  2011                          28,168
                  2012                          29,016
                  2013 (through May 31)         12,330
                                              --------
                 Total                        $123,602
                                              --------


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


13. Segment Information


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

    A summary of the Company's segments for the years ended December 31, 2008 and 2007 was as follows:

                                     Telephone
                                   products and      Transportation     Unallocated
                                     services          products          Corporate
                                    (Europhone)       (Eurospeed)      Administration       Total
                                      Segment           Segment           Amounts           Amount
                                  ---------------   ---------------   ---------------   ---------------
Year Ended December 31, 2008
Total revenues                      $ 1,292,282        $ 1,365,651      $      --         $ 2,657,933

Income (loss) from Operations        (1,160,354)          (401,667)         (11,610)       (1,573,631)

Depreciation expense                     20,832               --               --              20,832

Total assets                            435,235            678,580            4,307         1,118,122


Year Ended December 31, 2007

Total revenues                      $   109,084        $     4,561      $      --         $   113,645

Income (loss) from Operations          (736,722)          (306,653)        (241,435)     ($ 1,284,810)

Depreciation expense                     14,688               --               --              14,688

Total assets                            256,178            260,507          106,110           622,795


14. Subsequent Events

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

                                      F-11

                 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


          In third quarter 2009 the Company sold 50,000 shares of unregistered common stock for proceeds of $10,000.

          In fourth quarter 2009 the Company sold a net 20,000 shares of unregistered common stock for proceeds of $9,000, and issued 10,000 shares of unregistered common stock in lieu of cash for legal services.

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

          The Company has evaluated subsequent events through the filing date of this Form 10-K/A and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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


                                            Euro Group of Companies, Inc.




January 25, 2010                            /s/  Vasilios Koutsobinas
                                            -----------------------------------
                                                 Vasilios Koutsobinas
                                                 Chief Executive Officer
                                                 Director
                                                 (Principal Executive Officer)


January 25, 2010                            /s/  Andrew Eracleous
                                            -----------------------------------
                                                 Andrew Eracleous
                                                 Chief Financial Officer
                                                 Director
                                                 (Principal Financial and
                                                 Accounting Officer)


January 25, 2010                            /s/  Anna Aspras
                                            ------------------------------------
                                                 Anna Aspras
                                                 President of Operations
                                                 Director


January 25, 2010                            /s/  Paul Kotrotsios
                                            ------------------------------------
                                                 Paul Kotrotsios
                                                 Director

January 25, 2010                            /s/  Georgia Dumas
                                            ------------------------------------
                                                 Georgia Dumas
                                                 Director