Form 10-K
period 2009-12-31
EURO GROUP OF COMPANIES, INC.
filed 2010-11-19
CIK 1005663

UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

      (Mark One)

     |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                           For the Fiscal Year Ended December 31, 2009

     |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

                                                                                                                 For the Transition Period from__________to_________

                                                                                                                                    Commission File Number 000-29805

                                                                                                                                   EURO GROUP OF COMPANIES, INC.
                                                                                                                              ----------------------------------------------------------
                                                                                                                             (Name of Small Business Issuer in Its Charter)

                    Delaware                                                                                                                                                                                                                                                              13-4070586
 ----------------------------------------                                                                                                                                                                                                                                       -----------------------
(State or Other Jurisdiction of                                                                                                                                                                                                                                       (I.R.S. Employer ID)
 Incorporation or Organization)                                                                                                                                                                                                                                      Identification No.)

                                                                                                                                                    10 Midland Avenue
                                                                                                                                                 Port Chester, New York                        10573
                                                                                                                                     --------------------------------------------------         -----------
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
                                                                                                                                                  ICT Technologies, Inc.

                                                                                                                                Issuer's Telephone Number: (914) 937-3900

                                                                                                              Securities registered pursuant to Section 12(b) of the Act:  None

                                                                                                                   Securities registered pursuant to Section 12(g) of the Act:
                                                                                                                                  Common Stock, par value .001 per share

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |-| NO |X|

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act): Yes |-| NO |X|

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.03 per share, was $1,074,569 as of November 1, 2010 and no non-voting equity is issued.

As of November 1, 2010 115,766,793 shares of Common stock of the registrant were outstanding.

--------------------------------------------------------------------------------

Table of Contents
                                                                                                                                                                                                                                                                                                                            Page
                                                                                                                                                                                                                                                                                                                            ------
Part I

Item 1                Description of Business                                                                                                                                                                                                                                                          1

Item 2                Description of Property                                                                                                                                                                                                                                                           6

Item 3                Legal Proceedings                                                                                                                                                                                                                                                                    6

Item 4                Submission of Matters to a Vote of Security Holders                                                                                                                                                                                                        6

Part II

Item 5                Market for Common Equity and Related Stockholder Matters                                                                                                                                                                                         7

Item 6                Management Discussion and Analysis of Plan of Operations                                                                                                                                                                                         8

Item 7                Financial Statements (Unaudited)                                                                                                                                                                                                                                          F-1

Item 8a              Controls and Procedures                                                                                                                                                                                                                                                         11

Item 8b              Other Info                                                                                                                                                                                                                                                                                   11

Part III

Item 9                Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act                                                                                               12

Item 10              Executive Compensation                                                                                                                                                                                                                                                          14

Item 11             Security Ownership of Certain Beneficial Owners and Management, and Related Matters                                                                                                                                          15

Item 12             Certain Relationships and Related Transactions                                                                                                                                                                                                                  15

Item 13             Exhibits                                                                                                                                                                                                                                                                                        16

Item 14             Principal Accountant Fees and Services                                                                                                                                                                                                                               16

                                                                                                                                                                          i

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

PRODUCTS

TELECOMMUNICATIONS

The Company's Europhone subsidiary (Europhone USA LLC) is an MVNO (Mobile Virtual Network Operator) involved in the wholesale marketing of wireless hand sets, domestic
And international prepaid cellular services, domestic and international prepaid calling cards and Verizon "FiOS" services.

Mobile handsets and mobile air-time services: The Company's "Eugro" Mobile segment is a reseller of prepaid airtime on both GSM and CDMA mobile phones utilizing the Cingular and Verizon networks. Eugro Mobile offers 30 to 90 day alling plans covering local, domestic long distance and international calls. The Company also offers Dual Sim Chip handsets, which are unique GSM phones that provide access for two sims in one phone.

International Wireless Services: The Company's Eugro World Sim allows any tri-band GSM phone to be utilized in over 100 countries at low per minute rates.

Prepaid calling cards: The "Eugro” prepaid calling card is a USA outbound calling card, marketed as $2.00, $5.00 and $10.00 cards. The Company offers rates as low as $0.01 per minute. The Company's unlimited calling plan provides service to approximately 40 countries for a defined time period (typically one week or one month) at a fixed price, no matter how many calls are made.

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

TRANSPORTATION PRODUCTS

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

The Company's Shanghai office sources and oversees transportation product production in China, and facilitates communication with the factories that the Company utilizes. In 2008 Eurospeed, Inc. appointed an Exclusive Distributor, American Motor Sports, LLC, for sales in the United States and Canada. The Distributor assembled a network of new car dealers, spanning seven states, who were eager to add additional higher margin products to their automobile offering. The Company’s strategy was to market through new-car dealers because they have a modern showroom, existing customers, and a full service capability that is not typical in the industry. The Company supported the marketing of transportation products with a comprehensive spare parts program and an industry-best limited three year parts and labor warranty on the products it offers. During calendar year 2008 Eurospeed, Inc. recognized sales of transportation products aggregating $ 1,597,312, of which amount $99,200 was attributable to international sales. In 2009 the Company’s Eurospeed subsidiary recognized sales of transportation products aggregating $95,019 to international customers

In September, 2008 Eurospeed Inc. received an order from American Motor Sports, LLC, our exclusive distributor for $1,036,601, accompanied by a deposit of $292,239 (or 28%) in cash. The Company agreed to extend payment terms for the balance, and commenced shipment in September of that product for which we received payment. We believe that the worldwide credit crisis in Fourth Quarter 2008 and the resulting curtailing of credit facilities, and the inability of our exclusive distributor and his dealers to access existing floor-planning lines of credit contributed to the distributor's failure to fulfill the terms of sale for the September invoice.

In November 2008 the Distributor signed an "anticipatory breach" letter and agreed to relinquish all marketing rights to the product and allow its sale to any customer. As a result of this action, Eurospeed has re-assumed ownership of the inventory and reversed that portion of the sale transaction for which payment was not received.

In July 2009, after the term of the distribution agreement, and a contractual sixty day cure  period, had expired, the Company terminated the exclusive distribution agreement for failure to meet certain pre-established unit sales quotas.

CONSUMER ELECTRONICS
The Company's Eurokool subsidiary was established to import and market split-wall air conditioners, electric power generators, laptop computers, MP-4 players, and Bluetooth communication devices from China, and Full High Definition flat-screen LCD televisions in sizes ranging from 22" to 52" to be purchased from manufacturers in Taiwan, China and Korea.

The company's state-of-the-art electronic products are made available through a network of proprietary relationships with Asian manufacturers, and will be sold through international distributors, sub-agents and affiliates. To date the Company has lacked the financial resources to implement this strategy

MANUFACTURING

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

At such time as the marketing of these products begins, the Company's Eurokool subsidiary will utilize a number of contract manufacturers to produce its consumer electronic products.

While the Company believes that there is a market for split-system air conditioners, the Company made no air-conditioner sales in 2008 or 2009 and the Company has no plan at this time to market and sell air-conditioner products in 2010.

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

The Eurospeed brand of transportation products is a relatively new and untried entry to the market for scooters, motorcycles and ATVs. The Company competes with such well known names as Honda, Suzuki, Kawasaki and Piaggio (a/k/a Vespa) by offering products of comparable quality at a very competitive price through our newly formed network of existing new car dealers. The Company currently has no distribution network in the United States.

The Eurokool subsidiary competes with such major competitors as GE, LG, Motorola, Samsung and Dell. For each of our consumer electronic products the Company expects to compete based on price and by being first to the market with innovative, new products.

MARKETING AND SALES

The Company currently has two employees (other than executive staff) involved in sales and marketing. The Company is aggressively seeking independent distributors to represent the sale of certain of its telecommunications products under exclusive and non-exclusive distribution arrangements.

Eurospeed products are being marketed internationally through select customers and distributors in Greece, Romania, Colombia and Croatia. For sales in the United States, Canada and Puerto Rico, the Company had entered an exclusive distribution Agreement with a Connecticut-based entity, American Motor sports, LLC (d/b/a Eurospeed USA, Inc.).The exclusive distribution agreement was terminated in 2009, and the Company has not yet entered into a successor agreement.

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

EMPLOYEES

The Company has five employees in the United States and has access to factory technical staff at an office in Shanghai, China. None of the Company's employees are represented by labor unions, and the Company considers its employee relations to be very good.

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

Intellectual Property and Other Proprietary Rights

     We (or our respective subsidiaries, as the case may be) own registered trademarks for our Eurokool and Eurospeed and Europhone brands. Our "Eugro" mark has been in use by our Europhone subsidiary since 2006 and is owned by the Euro Group CEO, is trademarked and is copyright registered. Our success depends in part upon our ability to protect our trademarks, service mark, and trade secrets. Effective trademark, service mark, and trade secret protection may not be available in every country in which our products and services are made available, and thus, the steps that we take may be inadequate to protect our rights. In addition, no assurance can be made that our marks will not conflict with marks already used by others. If we are unable to use our marks we will be adversely affected. We currently hold the Internet domain names "www.icttechnologies.com", "www.EurophoneUSA.com", "www.GoEurospeed.com", and "www.Eurokool.com". Euro Group also has the right to use the "www.Eugro.com" domain name which is owned by the Company's C.E.O.

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

Insurance

     The Company maintained a general commercial and products liability policy in the amount of $2,000,000, and an umbrella policy in the amount of $3,000,000. The policy has lapsed and will be renewed when the Company resumes marketing of transportation products and air-conditioners

Item 2.        Description of Property

     We occupy 5,008 square feet of office space at 10 Midland Avenue, Port Chester, New York 10573 which we lease from Strobe Development Company of White Plains, New York. The lease is a five-year lease, commencing on May 12, 2008 and expiring on May 31, 2013. Rent for the first year was $26,292 and increases at the rate of 3% per year thereafter. Rent for the year ended May 2010 was $27,081. Under the terms of the lease Euro Group is also responsible for its pro-rata share of the real estate taxes, operating expenses and utilities. At lease expiration, the Company has an option to renew for an additional five years at 95% of Fair Market Value. We do not currently have renters or casualty insurance on this property, but do not believe that it is necessary as we do not maintain valuable assets at this location and do not own the property itself. We have no present plans to lease additional space unless, and until, our operations increase.

Item 3.         Legal Proceedings

In the ordinary course of business, we are periodically a party to lawsuits and claims. At this time we cannot predict whether any pending litigation will, or may, have any effect on our results of operations or our future financial condition.

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

Fiscal Years:

                                                                                                            High                     Low
                                                                                                            -----------------------------

2009
Dec. 31, 2009                                                                     $0.18                   $0.04
               Sept. 30, 2009                                                                       0.19                     0.07
Jun, 30, 2009                                                                        0.19                     0.08
Mar. 31, 2009                                                                       0.32                     0.07

                2008
                Dec. 31, 2008                                                                     $0.12                   $0.07
                Sept. 30, 2008                                                                      0.34                     0.16
               June 30, 2008                                                                        0.20                     0.10
               Mar. 31, 2008                                                                        0.15                     0.15

     As of December 31, 2009 there were approximately 352 record owners of our common stock.

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

--------------------------------------------------------------------------------------------------

                                                                                                                                                                                        EQUITY COMPENSATION PLAN INFORMATION

                                                                                                                                                                                          (a)                                        (b)                                       (c)
                                                                                                                                                                           --------------------------------------------------------------------------------------------
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
Plan Category                                                                                                                                                           Exercise of                        Outstanding                  Under Equity
                                                                                                                                                                          Outstanding Options,         Options, Warrants        Compensation Plans
                                                                                                                                                                           Warrants and Rights                and Rights                       (Excluding
                                                                                                                                                                                                                                                                   Securities Reflected
                                                                                                                                                                                                                                                                          in Column (a))
----------------------------------------------                                                                                                            ------------------------------        ------------------------          ----------------------------

Equity compensation plans approved
 by security holders  (1)                                                                                                                                                -0-                                        n/a                                        -0-
                                                                                                                                                                         ------------------------------        ------------------------          ----------------------------
Equity compensation plans not
 approved by security holders  (2)                                                                                                                              -0-                                        n/a                                        -0-
                                                                                                                                                                         ------------------------------        ------------------------          ----------------------------

Total                                                                                                                                                                                 -0-                                        n/a                                        -0-
                                                                                                                                                                         =================        ==============         ================

1)   We do not have any equity compensation plans approved by the security holders.

2)   We do not have any equity compensation plans not approved by the security holders.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2009 the Company sold a total of 611,001 shares of unregistered common stock for $108,000, and issued 10,000 shares for legal consulting services valued at $1,500.

During the twelve months ended December 31, 2009 the Company sold a total of 733,501 shares of unregistered common stock for $164,500, and issued 1,060,000 Shares for consulting services valued at $95,000.

Subsequent to the end of 2009 the Company sold 1,847,000 shares of unregistered common stock for $94,700, and issued 50,000 shares of unregistered common stock in lieu of cash for consulting services.

In addition, in second quarter 2010 the Company issued 273,000 shares of unregistered common stock to nine stockholders of 546,000 shares subject to a “put” provision for their continued “forbearance”.

     Management believes that these sales were exempt from registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Regulation D. No sales commissions or finders fees were paid in connection with such sales.

Item 6.         Management's Discussion and Analysis or Plan of Operations

     This Annual Report on Form 10-K contains forward-looking statements made as of the date hereof. We assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our Reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, including our reports on Forms 10-QSB and Current Reports on Form 8-K, each as amended. See "Forward Looking Statements" in the forepart of this Report for a non-exclusive list of risks and uncertainties that relate to the forward looking statements herein.

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

Business Activities

For the twelve months ended December 31, 2009 the Company recognized revenues of $207,671 compared to revenues of $2,657,933 for the twelve months ended December 31, 2008, a decrease of $,2,450,262, or 92%. The decrease in revenues year over year is primarily attributable to significantly lower sales of transportation products, and significantly lower sales from the sale of international and prepaid calling cards and commissions paid to the Company for Verizon FiOS sales.

The Company recognized revenues from the sale of motor scooters of $95,019 in 2009 compared to sales of $1,365,652 in 2008, and revenues from the sale of telecommunications services of $112,652 in 2009 compared to sales of $1,214,608 in 2008. In 2008 the Company's Europhone USA, LLC subsidiary revenues included revenues of $77,674 from commissions for the sale of Verizon FiOS services compared to no commission revenue in 2009.

Cost of sales for the twelve months ended December 31, 2009 was $199,991 compared to cost of sales of $1,749,887 for the twelve months ended December 31, 2008, a decrease of
$1.549,896, or 89%.

The Company experienced a gross profit of $7,681 for the twelve month period ended December 31, 2009 compared to gross profit of $908,046 for the twelve month period ended December 31, 2008

For the twelve months ended December 31, 2009 selling, general and administrative expenses were $831,709 compared to $2,481,677 for the twelve months ended December 31, 2008, a decrease of $1,649,968, or 66%.

The decrease in selling, general and administrative expenses was primarily due to a decrease in bad debt expense ($48,051 in 2009 compared to $587,667 in 2008), lower salary and salary related expenses as the result of reduced staffing levels ($426,194 in 2009 compared to $961,149 in 2008), reduced professional fees and consulting expenses ($46,425 in 2009 compared to $421,506 in 2008), and reduced travel and entertainment expenses($18,478 in 2009 compared to $162,872 in 2008).

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

In 2009 the Company recognized additional interest expense of $107,667 attributable to 546,000 shares of common stock sold with a put feature.

Euro Group of Companies, Inc. generated a net loss of $1,140,968 for the twelve month period ended December 31, 2009 compared to a net loss of $1,482,646 for calendar year 2008.

Liquidity and Capital Resources

At December 31, 2009 the Company had a working capital deficiency of $1,608,139 and a stockholders' deficiency of $3,654,132. In addition the Company has suffered recurring losses from operations and has an accumulated deficit of approximately $9,790,481. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. There can be no assurance, however, that the Company will be able to raise additional capital or to generate sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2009 loans payable to related parties were $2,177,168. These loans have been classified as Long-Term Liabilities at the request of the Chief Executive Officer who has agreed that repayment will not be demanded before 2011. The Company has also established lines of credit with the Ponce de Leon Federal Bank. As of December 31, 2009 the balance due on these lines of credit was $210,422. The Company's CEO has negotiated a suspension of interest on the outstanding amounts

As of December 31, 2009 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The CEO has negotiated a suspension of interest on the amounts due, and has provided a personal guarantee of repayment.

During 2008 the Company raised a total of $1,155,500 through the sale of a total of 3,945,000 shares of common stock. Of the shares sold, six shareholders who purchased 496,000 shares of common stock at a price of $0.25 per share have the right to "put" those shares back to the Company at a price of $0.50 per share. The stock that was sold is treated as a current liability and the $124,000 potential increase in the amount to be paid is treated as interest. Interest expense of $41,333 was taken in the fourth quarter 2008, and the balance of $82,667 was recognized in 2009.

In 2009 the Company raised a total of $164,500 through the sale of 733,501 shares of common stock. Of this total number of shares, three shareholders purchased a total of 50,000 shares with a “put” feature in first quarter 2009, and the $25,000 of appreciation promised was also treated as interest in 2009.

In 2009 the Company also issued 1,060,000 shares of common stock for consulting services valued at $95,000

In 2010 the Company issued 273,000 shares of common stock to these nine shareholders who purchased shares with a “put” feature for their forbearance until such time as the Company had the ability to repurchase their shares.

EURO GROUP OF COMPANIES, INC.

 INDEX TO FINANCIAL STATEMENTS

FOR YEARS ENDED DECEMBER 31, 2008 and 2009

Financial Statements- Unaudited

     Consolidated Balance Sheets as of December 31, 2009 and 2008                                                                                                                                                                                    F-2

     Consolidated Statements of Operations for the years ended December 31, 2009 and 2008                                                                                                                                        F-3

     Consolidated Statements of Changes in Stockholders Equity (Deficiency) for the years ended December 31, 2009 and 2008                                                                            F-4

     Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008                                                                                                                                       F-5

     Notes to Consolidated Financial Statements                                                                                                                                                                                                                      F-6

The attached Financial Statements and the accompanying Notes to Financial Statements have not been audited.

Item 7 - Financial Statements

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                                                      FOR YEARS ENDED DECEMBER 31, 2008 and 2009

                                                                                                                                                                                                                                                                               December 31,
                                                                                                                                                                                                                                                                     2009                           2008

                                                                                                                                                         ASSETS

CURRENT ASSETS
Cash in banks                                                                                                                                                                                                                                   $              1,677          $              1,849
Accounts receivable, less allowance for doubtful accounts of $197,025
And $147,597, respectively                                                                                                                                                                                                                          69,918                      139,478
Inventory                                                                                                                                                                                                                                                      578,628                      677,121
Deposits for future inventory purchases                                                                                                                                                                                                127,697                      104,993
Prepaid Expenses                                                                                                                                                                                                                                              --                             57,828
                                                                                                                                                                                                                                                            ------------------            ------------------
      Total current assets                                                                                                                                                                                                                              777,920                       981,269

Property and equipment, less accumulated depreciation of $
and $115,215, respectively                                                                                                                                                                                                                         112,845                       111,699

Security deposits                                                                                                                                                                                                                                          14,330                         25,154
                                                                                                                                                                                                                                                            ------------------            ------------------

     TOTAL ASSETS                                                                                                                                                                                                                         $         905,095            $      1,118,122
                                                                                                                                                                                                                                                             ==========             ==========

                                                                                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Bank overdrafts                                                                                                                                                                                                                                $           34,293            $           34,293
Bank lines of credit                                                                                                                                                                                                                                      210,422                       210,422
Accounts payable and accrued expenses                                                                                                                                                                                             1,160,927                       879,812
Payroll taxes and withholdings                                                                                                                                                                                                                  653,417                       485,612
Customer deposits                                                                                                                                                                                                                                            --                                  --
Common stock subject to put feature (Note 10)                                                                                                                                                                                      323,000                       165,333
                                                                                                                                                                                                                                                              ------------------            ------------------

   Total current liabilities                                                                                                                                                                                                                           2,382,059                     1,775,472

LONG TERM LIABILITIES
Loans payable to related parties                                                                                                                                                                                                             2,177,168                     2,065,314
                                                                                                                                                                                                                                                              ------------------             ------------------
     TOTAL LIABILITIES                                                                                                                                                                                                                   $     4,559,227              $      3,840,786

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued                                                                                                                                      --                                   --
common stock, $.001 par value, 200,000,000 shares authorized; issued and
outstanding, 113,075,793 and 111,332,292 shares, respectively (exclusive of                                                                                                                                      113,076                        111,332
546,000 shares subject to put feature)
Additional paid-in capital                                                                                                                                                                                                                          6,048,273                     5,840,517
Subscription receivable                                                                                                                                                                                                                                 (25,000)                       (25,000)
Retained earnings (deficit)                                                                                                                                                                                                                       (9,790,481)                  (8,649,513)
(7,166,867)
                                                                                                                                                                                                                                                               ------------------            ------------------
Total stockholders' equity (deficiency)                                                                                                                                                                                                 (3,654,132)                   (2,722,664)
                                                                                                                                                                                                                                                               ------------------            ------------------
TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)                                                                                                                                  $         905,095            $        1,118,122
                                                                                                                                                                                                                                                                ------------------            ------------------

See notes to consolidated financial statements.

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

                                                                                                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                    FOR YEARS ENDED DECEMBER 31, 2008 and 2009

                                                                                                                                                                                         Year ended December 31,
                                                                                                                                                                                        ------------------------------------
                                                                                                                                                                                               2009                   2008
                                                                                                                                                                                        ---------------        ---------------
Sales                                                                                                                                                                               $     236,712       $   2,657,933

Cost of sales                                                                                                                                                                         171,963           1,749,887
                                                                                                                                                                                          ---------------        ---------------
Gross profit (loss)                                                                                                                                                                  64,749             908,046

Selling, general and
administrative expenses                                                                                                                                                   1,065,169          2,481,677
                                                                                                                                                                                         ---------------        ---------------

Income/loss) from operations                                                                                                                                       (1,000,420)          (1,573,631)

Other income                                                                                                                                                                              --                    231,660
Interest expense                                                                                                                                                                 (140,548)             (140,675)
                                                                                                                                                                                         ---------------        ---------------

           Net Income/(loss)                                                                                                                                                  (1,140,968)     $ (1,482,646)
                                                                                                                                                                                          ---------------        ---------------

Basic and diluted earnings (loss)
per common share                                                                                                                                                          $        (0.01)      $           (0.01)

Weighted average shares outstanding,
basic and diluted                                                                                                                                                           112,990,658        109,731,792

See notes to consolidated financial statements.

 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                                                                                                    CONSOLIDATED STATEMENTS OF CHANGES IN
                                                                                                                            STOCKHOLDERS' EQUITY (DEFICIENCY)
                                     FOR YEARS ENDED DECEMBER 31, 2008 and 2009

                                                                                                                    Additional                                     Retained
                                                                Common                                        Paid-in          Subscription       Earnings
                                                                  Shares             Par Value            Capital            Receivable         (Deficit)               Total
                                                              ---------------       ---------------       ---------------       ---------------       ---------------       ---------------

Balance at
December 31, 2007                             107,883,292              107,884           4,812,465              (25,000)         (7,166,867)         (2,271,518)

Sale of Common
Stock                                                       3,945,000                   3,944           1,151,556                  --                         --                 1,155,500

Common stock subject to
put feature (Note 9)                                (496,000)                   (496)            (123,504)                --                          --                  (124,000)

Net loss for year
ended December 31,
2008                                                                 --                           --                        --                      --                  (1,482,646)       (1,482,646)
                                                             ---------------         ---------------       ---------------       ---------------         ---------------       ---------------

Balance at December
31, 2008                                               111,332,292        $      111,332       $  5,840,517       $      (25,000)       $ (8,649,513)      $ (2,722,664)
                                                            =========        =========       =========      =========       =========       =========

Sale of Common
Stock                                                          733,501                       734              163,766                    --                          --                   164,500

Common stock issued for
Consulting                                              1,060,000                    1,060                93,940                    --                          --                    95,000

Common stock subject to
Put feature (Note 9)                                  (50,000)                      (50)               (49,500)                  --                          --                  (50,000)

Net loss for year
ended December 31, 2009                             --                            --                       --                    --                (1,140,968)       (1,140,968)
                                                              ---------------         ---------------       ---------------       ---------------         ---------------       ---------------

Balance at December
31, 2009                                                113,165,794        $      112,221       $  6,048,273      $      (25,000)        $ (9,790,481)     $ (3,654,132)

See notes to consolidated financial statements.

EURO GROUP OF COMPANIES, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                     FOR YEARS ENDED DECEMBER 31, 2008 and 2009

                                                                                                                                                                                                                         Year ended December 31,
                                                                                                                                                                                                                             2009                      2008

OPERATING ACTIVITIES
Net income(loss)                                                                                                                                                                                        $(1,140,968)           $(1,482,646)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:

Depreciation and amortization                                                                                                                                                                          23,365                    20,832
Provision for bad debt                                                                                                                                                                                        48,051                  587,667
Stock Based Compensation                                                                                                                                                                               95,001                        --
Interest expense on common stock subject to
put feature                                                                                                                                                                                                          107,667                     41,333

Changes in operating assets and liabilities:
Receivables                                                                                                                                                                                                         69,560                 (684,747)
Inventories                                                                                                                                                                                                          98,493                 (501,889)
Deposits for future inventory purchases                                                                                                                                                  (22,704)                 (28,778)
Deposits and prepaid expenses                                                                                                                                                                  (14,330)                    179,987
Accounts payable and accrued expenses                                                                                                                                                   281,115                     694,234
Payroll taxes and withholdings                                                                                                                                                                     167,805                     110,054
Customer deposits                                                                                                                                                                                                --                       (54,960)
                                                                                                                                                                                                                      --------------                --------------

Net cash provided by (used in) operating
activities                                                                                                                                                                                                         (286,945)               (1,118,913)
                                                                                                                                                                                                                      --------------                --------------

INVESTING ACTIVITIES
Property and equipment additions                                                                                                                                                                  10,428                   (83,631)
                                                                                                                                                                                                                      --------------                --------------

Net cash used in investing activities                                                                                                                                                              10,428                  (83,631)

FINANCING ACTIVITIES
Proceeds from sale of common stock                                                                                                                                                            164,500                 1,155,500
Payment on credit line                                                                                                                                                                                           --                      (44,404)
Increase in loans payable to related parties                                                                                                                                                 111,854                      76,216
                                                                                                                                                                                                                        --------------              --------------
Net cash provided by financing activities                                                                                                                                                     276,354                1,187,312
                                                                                                                                                                                                                        --------------              --------------

NET INCREASE(DECREASE) IN CASH                                                                                                                                                           (163)                  (15,232)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                                                                                         1,849                     17,081
                                                                                                                                                                                                                         --------------              --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                                                                                             $        1,677             $        1,849
                                                                                                                                                                                                                         --------------              --------------

Supplemental disclosures of cash flow information:
     Interest paid                                                                                                                                                                                              $         --                   $        --
                                                                                                                                                                                                                          --------------             --------------

     Income taxes paid                                                                                                                                                                                     $         --                   $        --
                                                                                                                                                                                                                          --------------             --------------

See notes to consolidated financial statements.

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                                                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                          December 31, 2009 and 2008

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

     Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) and its subsidiaries (collectively, the "Company") operate from their offices in Port Chester, New York. Euro Group of Companies acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties. In 2009 the Company had sales of prepaid calling services, cell phones, and motor scooters. In 2008 the Company had sales of motor scooters to its exclusive distributor in the United States, and to an account in Greece, and sales of telecommunications products.

2.    Summary of Significant Accounting Policies

     Principles of consolidation -- The consolidated financial statements include the accounts of EGCO and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

     Basis of presentation -- The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced net losses since inception of $9,790,481 and, at December 31, 2008, the Company had a working capital deficiency of $1,608,139 and a stockholders' deficiency of $3,654,132 . These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing through sales of its common stock and/or debt, and has entered into certain supply and distribution agreements (see note (10)) to generate profitable operations. However, there is no assurance that the Company will be successful in achieving these objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                                                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                          December 31, 2009 and 2008

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

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                                                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                          December 31, 2009 and 2008

3.      Inventory

     Inventory consisted of:

                                                                                                                                                       December 31,
                                                                                                                                          2009                                     2008

Cell phones                                                                                                                $    90,085                            $    90,085
Pre-paid calling cards                                                                                                       7,180                                  44,997
Televisions                                                                                                                          --                                      12,310
Packaging supplies                                                                                                            --                                      27,840
Transportation products                                                                                             480,163                               500,014
                                                                                                                                      ------------                            ------------

Total                                                                                                                            $ 577,428                            $ 677,121
                                                                                                                                     ------------                            ------------

4.     Bank Overdrafts

     At December 31, 2009 and 2008, bank overdrafts (inactive status) consisted of:

EGCO bank account overdraft facility                                                                                                                                                  $       1,698
FONE1 bank account overdraft facility                                                                                                                                                       32,595
                                                                                                                                                                                                                     -------------
Total                                                                                                                                                                                                           $     34,293
                                                                                                                                                                                                                     -------------

     The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by the Company's chief executive officer.

5.     Bank Lines of Credit

     At December 31, 2009 and 2008, bank lines of credit (inactive status) consisted of:
                                                                                                                                        2009                                        2008
                                                                                                                                        ------                                        ------

FONE1 line of credit account                                                                                  210,422                                    210,422
                                                                                                                                  ------------                                 ------------
Total                                                                                                                        $  210,422                                $  210,422
                                                                                                                                  ------------                                 ------------

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                                                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                             December 31, 2009 and 2008

The lines of credit provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by the Company's chief executive officer.

6.     Payroll Taxes and Withholdings

 Payroll taxes and withholdings consisted of:
                                                                                                                                                                  December 31,
                                                                                                                                                   2009                                         2008
Federal social security and income tax                                                                          $   563,453                              $   433,770
New York State income tax                                                                                                     34,744                                     34,744
New York State unemployment insurance                                                                             6,501                                         --
Workers' Compensation and Disability
Insurance                                                                                                                                   15,189                                     15,786
Connecticut Withholding taxes                                                                                                1,193                                          832
New Jersey Withholding taxes                                                                                                    197                                          480
                                                                                                                                              --------------                             --------------
Total                                                                                                                                    $    653,417                             $    485,612
                                                                                                                                              --------------                             --------------

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to December 2008 and estimated interest and penalties to December 31, 2009.

7.      Loans Payable to Related Parties

 Loans payable to related parties consisted of:

                                                                                                                                                                       December 31,
                                                                                                                                                   2009                                             2008

Due to chief executive officer and affiliates                                                                  $ 2,177,168                                  $ 2,065,314
                                                                                                                                             ---------------                                 ---------------
Total                                                                                                                                    $ 2,177,168                                  $ 2,065,314
                                                                                                                                             ---------------                                 ---------------

The loans payable to related parties do not bear interest and were due on demand. In the three months ended December 31, 2009, the related parties agreed not to demand repayment of these loans until 2011 and, accordingly, the Company has classified these loans as long term liabilities at December 31, 2009.

8.         Common Stock

     In 2008 the Company sold a total of 3,945,000 restricted shares of its Common Stock in private placements at prices ranging from $0.07 to $0.50 per share resulting in gross proceeds of $1,155,500.

     In 2009 the Company sold a total of 733,501 restricted shares of its common stock in private placements at prices ranging from $0.15 to $1.00 per share resulting in gross proceeds of $164,500. In addition the Company issued 1,060,000 shares of its common stock for consulting services valued at $95,000.

9.        Common Stock Subject to Put Feature

     Six shareholders who purchased 496,000 shares of common stock at a price per share of $0.25 in the fourth quarter 2008 have the right to "put" those shares of common stock back to the Company at a price per share of $0.50, at any time six months after the date of purchase. Accordingly, the Company has classified the proceeds from these sales as a current liability, and has excluded these shares from stockholders' equity(deficiency). The $124,000 potential increase in the amount to be paid is being expensed as interest expense over the six month period succeeding the respective purchases. An interest expense charge of $41,333 has been taken in the fourth quarter 2008, and the balance was recognized in 2009.In first quarter 2009 an additional three shareholders purchased a total of 50,000 shares of common stock at a price of $1.00 per share and have the right to “put” these shares back to the Company at a price of $1.50 per share. The proceeds from these sales have been classified as a current liability and the potential increase in the amount to be paid of $25,000 has been expensed as interest expense.

In 2010 these nine shareholders received an additional 273,000 shares of common stock as “forbearance” shares due to the Company’s inability to repurchase their shares as agreed.

10.       Income Taxes

     EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.

     For the years ended December 31, 2009 and 2008, the provision for (benefit from) income taxes consisted of:

                                                                                                                                        2009                                   2008
                                                                                                                                        ------                                   ------
     Current:
       Federal                                                                                                                 $         --                            $        --
       State                                                                                                                                --                                      --
     Total current                                                                                                                    --                                      --
     Deferred:
       Federal                                                                                                                      (493,427)                         (459,917)
       State                                                                                                                          (141,648)                         (130,028)
       Valuation allowance                                                                                                 635,075                            589,945
                                                                                                                                      --------------                      --------------
     Total                                                                                                                        $         --                           $         --

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                                                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                         December 31, 2009 and 2008

A reconciliation of the U.S. federal statutory tax rate to the effective rates for the years ended December 31, 2009 and 2008 follows:

                                                                                                                                                        2009                                    2008
                                                                                                                                                        ------                                    ------
Federal statutory tax rate                                                                                                            34.0%                                 34.0%
State income taxes, net of federal benefit                                                                                   5.8                                      5.8
Change in valuation allowance                                                                                                 (39.8)                                 (39.8)
                                                                                                                                                       -------                                  -------
Effective income tax rate                                                                                                                0.0%                                  0.0%
                                                                                                                                                       -------                                  -------

11.     Commitments and Contingencies

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

Rent expense for the years ended December 31, 2009 and 2008 was $80,498 and $101,078, respectively. At December 31, 2009, future minimum annual rent payments under non-cancellable operating leases are:

                                              2010                                                  27,532
                                              2011                                                  28,168
                                              2012                                                  29,016
                                              2013 (through May 31)                  12,330
                                                                                                     -----------
                                             Total                                               $ 97,046
                                                                                                     -----------

Manufacturing and Distribution Agreement

     Pursuant to an agreement effective October 18, 2006 between a Chinese corporation (the "OEM Manufacturer"), a New Jersey corporation (the "Worldwide Importer and Distributor"), and EUROSPEED, Inc. (the "USA Distributor"), EUROSPEED was appointed exclusive distributor in North America of motorcycles and other transportation vehicles manufactured and sold by the Manufacturer and the Importer under trade names "EuroSpeed" and “EuroStrada”. The term of the agreement is five years from October 18, 2006 to October 17, 2011. The agreement is automatically renewed for an additional five years to October 17, 2016 unless either party gives 90 days prior written notice at the end of any two year period. If EUROSPEED purchases less than the minimum purchase quantities (25,000

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                                                                                                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                         December 31, 2008 and 2009

units in year 1, 30,000 units in year 2, and an amount to be determined in year 3), Manufacturer and Importer have the right to terminate the agreement. Eurospeed, Inc. did not meet the minimum purchase thresholds in 2007, 2008 and 2009.

Exclusive Distribution Agreement

Pursuant to an agreement dated May 19, 2006, EUROSPEED appointed an Exclusive Distributor in North America and Israel of motorcycles and other transportation vehicles under the trade names "EuroSpeed" and "EuroStrada." The term of the agreement was five years from May 19, 2006 to May 18, 2011. The agreement was replaced by an agreement between EUROSPEED and American Motor Sports LLC, doing business as Eurospeed USA, dated March 3, 2008, that requires that the Exclusive Distributor purchase 10,000 transportation vehicles in Year 1, 20,000 vehicles in year 2, and 35,000 vehicles in Year 3. The exclusive distributor did not sell the minimum number of vehicles required by the agreement and the exclusive distribution agreement was terminated in July 2009.

Standby Letter of Credit

     On November 2, 2006, EUROSPEED received a $250,000 irrevocable standby letter of credit issued by Eurospeed, USA's bank. The letter of credit was automatically renewed on November 2, 2007, and again in November, 2008. The Letter of Credit was cancelled upon termination of the Exclusive Distribution Agreement

12.       Segment Information

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

    A summary of the Company's segments for the years ended December 31, 2009 and 2008 was as follows:

                                                                                        Telephone
                                                                                      products and                      Transportation                    Unallocated
                                                                                         services                                products                             Corporate
                                                                                      (Europhone)                         (Eurospeed)                      Administration                      Total
                                                                                          Segment                                Segment                             Amounts                         Amount
                                                                                        ---------------                           ---------------                         ---------------                     ---------------

Year Ended December 31, 2009

Total revenues                                                              $   141,693                            $    95,019                            $      --                                $  236,712

Income (loss) from Operations                                      (431,548)                              (367,408)                            (341,742)                        ($1,140,968)

Depreciation expense                                                          13,915                                    9,450                                    --                                       23,365

Total assets                                                                         338,585                                432,900                                96,110                                867,595

Year Ended December 31, 2008

Total revenues                                                              $ 1,292,282                           $ 1,365,651                           $      --                               $ 2,657,933

Income (loss) from Operations                                    (1,160,354)                               (401,667)                             (11,610)                          (1,573,631)

Depreciation expense                                                           20,832                                      --                                        --                                       20,832

Total assets                                                                          435,235                                678,580                                  4,307                             1,118,122

[End of Financial Statements]

13.         Subsequent Events

     a).   In first quarter 2010 the Company sold 535,000 shares of unregistered common stock for proceeds of $48,500, and issued 50,000 shares of  unregistered common stock in lieu of cash for marketing services.

          In second quarter 2010 the Company sold 1,312,000 shares of unregistered common stock for proceeds of $46.200. and issued 273,000 shares of unregistered common stock to nine shareholders who purchased shares of common   stock with a “put” feature for their “forbearance” in demanding payment.

                                                                                                                       EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                                                             December 31, 2009 and 2008

     b)  Subsequent to the end of 2009 the Company received notice of the following:

(i)	On January 24, 2010 the Company received notice of a judgment entered against Europhone USA LLC in the Supreme Court of the State of New York, County of Westchester,
                 In favor of American Pack Systems, Inc. in the amount of $11,018.04

(ii)	In May 2010 judgments in the amounts of $45,565.74 and $20,030.00 were entered in the Supreme Court of the State of New York, County of Queens
                on behalf of Bridge Side Development, LLC against Europhone USA LLC and  Eurospeed Inc.

c)	During the 2010 calendar year the Company was served notice of the following legal actions:

(i)	On May 3, 2010, the Company was served notice of a suit initiated by
                     Taizhou Zhongneng Import and Export in US District Court in the Southern
     District of New York.  Plaintiff is seeking an aggregate sum of   $485,504.22 stemming from
     a breach of contract claim.  The Company is currently negotiating a possible settlement with Plaintiff.

(ii)	In July 2010, the Company was served notice of two Small Claims Suits being brought forth by Zimmer Limited in the State of South Dakota,
    County of Minnehaha.  On the 27thof October a partial judgment was rendered in plaintiff’s favor in the amount of $4,572.69.  Plaintiff continues to seek an aggregate of $23,443.00 for Balances Due.
    The Company has retained counsel in South Dakota to issue its denials and defend itself in the pending litigation.

(iii)	In September 2010, the Company was served with a demand for
   Arbitration brought by Michael Sauer for an alleged breach of
   Employment Contract.  The Company has retained counsel to represent them in the Arbitration and believes the outcome will be in its favor.

(iv)	In October 2010, the Company, as Judgment Debtor, in the amount of
   $100, 851.08, was served with an order to Show Cause and Restraining
   Order arising from a judgment against the Company in favor of Plaintiffs,
   The Magna Group, Inc. and Magna Productions, LLC.

(v)	In October 2010, the Company was served notice of a Breach of Contract
  Suit being initiated by Plaintiff The Barberino Brothers, Inc. in the State of
  Connecticut.  The Company is currently seeking counsel to appear on its behalf to have the complaint dismissed on legal grounds.

As of the date of this filing, the Company is aware of no other threatened or pending litigation.

--------------------------------------------------------------------------------

                                      F-12

Item 8a - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the fiscal quarter ended December 31, 2009, an evaluation was performed under the supervision of and with the participation of the Company's Principal Executive Officer, and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

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

Under the supervision and with the participation of management, we have assessed our internal control over financial reporting as of December 31, 2009, which was  the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, segmentation of responsibilities, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

Based on their assessment, despite the inherent issue of segregation of duties in a small company, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

     During the three month period ended December 31, 2009 there were no changes that occurred in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15-e that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons' Compliance with Section 16(a) of the Exchange Act.

     The names, ages, positions and offices held by each of our officers and directors are shown on the following table.

Name                                                                 Age                                   Position
--------------------                                                ------                -------------------------------------------------------
Vasilios Koutsobinas                                      56                   Chairman, Chief Executive Officer
Andrew Eracleous                                           81                    Chief Financial Officer, Director
Paul Kotrotsios                                                54                   Director
Georgia Dumas                                                 42                   Director
Anna Aspras                                                    42                   Director
Anastasios Koutsombinas*                          36                   President, European Operations
Kenneth Downey                                            48                   Director
Stephen R. Bellis                                             50                   Director

* Mr. Koutsombinas resigned as a member of the Board effective December 31, 2009.

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

     Anna Aspras joined the Board in 2008, and previously served as President of Operations of Euro Group. She holds a Degree in Administrative Assistance from Westchester College, and has extensive experience as a business owner. She joined Europhone in 1994, and has managed all functions related to business development, operations, marketing and distribution of Europhone telecommunication products and services.

     Anastasios Koutsombinas joined the Board in 2008, and has served as President of European Operations since 2001, overseeing the Company's activities in Europe and China. Mr. Koutsombinas holds a degree in Economics from the University of Athens. Mr. Koutsombinas resigned from the Board effective December 31, 2009.

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

Meetings of the Board of Directors

     The Board of Directors of Euro Group of Companies held six regular meetings during 2009.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Since January 1, 2009, no reports under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") were not filed or were not timely filed by officers, directors or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act: To the Company's knowledge, no officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to January 1, 2008.

Item 10. Executive Compensation

     The following Summary Compensation Table sets forth, for the three years ended December 31, 2009, the compensation for services in all capacities earned by all persons serving as the Company's Chief Executive Officer during the past three years and any other executive officer whose total annual salary, bonus and other annual compensation may have exceeded $100,000 during that time (the "Named Executive Officers").
--------------------------------------------------------------------------------

SUMMARY COMPENSATION TABLE

                                                                                                                                                                                  All
Name and Principal                                                                                                                                       Other Annual
Position                                                                                                             Salary              Bonus         Compensation        Total
                                                                                            Year                            $                       $                         $                         $
                                                                                            --------------------------------------------------------------------------------------------

Vasilios Koutsobinas                                                       2009                       125,000                 0                        0                    125,000
CEO

 "          "                                                                              2008                       125,000                 0                        0                     125,000

 "          "                                                                              2007                        125,000                0                        0                     125,000

Euro Group of Companies, Inc. does not maintain a stock option program, and has granted no restricted stock awards and maintains no long-term incentive programs.

     None of the named Executive Officers has a written employment contract with Euro Group of Companies.

DIRECTOR COMPENSATION

     There were no payments made to "outside" directors in 2009. Outside directors normally receive $2,000 for each board meeting they attend, and employee directors receive no compensation for their board service.

Item 11.         Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of December 31, 2009, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the Company as a group.

Name and Address                                                                                    # of Common                                               Percent of
_________________                                                                             Shares Owned                                             Class Owned

Vasilios Koutsobinas                                                                                   6,600,000                                                         5.9%
Andrew Eracleous                                                                                           939,500                                                           .9%
Paul Kotrotsios                                                                                                           0                                                           --
Georgia Dumas                                                                                                            0                                                           --
Anna Aspras                                                                                                      50,000                                                           --
Anastasios Koutsombinas                                                                                        0                                                           --
Kenneth Downey                                                                                          1,316,667                                                          1.2%
Stephen R. Bellis                                                                                              160,000                                                            .1%
VK Funding LLC                                                                                         70,881,675                                                        63.4%
Directors and Control
Persons as a Group                                                                                     79,947,842                                                        71.5%

(1) Beneficial ownership has been determined pursuant to Rule 13-d of the
Exchange Act.

Item 12.      Certain Relationships and Related Transactions

Since the close of the 2002 Transaction, the working capital requirements of the Company have been largely satisfied through the sale of restricted common stock through private placement and loans to the Company from the chief executive officer and principal stockholder of Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) This indebtedness, for which repayment cannot be demanded until 2011, totaled $2,177,168 at December 31, 2009 and does not bear interest.

Item 13.       Exhibits and Reports on Form 8-K

      (a) Exhibits

Number                      Description of Exhibits
---------                        --------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
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

             None

Number        Description of Filings

8.01      Other Matters

Item 14 Principal Accounting Fees and Services

The audit fees for the year ended December 31, 2008 was $27,500. All services provided by the principal accountants were approved by the Board of Directors. The Company did not utilize the services of an independent certifying accounting firm for 2009.

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

Board of Directors Approval of Audit-Related Activities

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes. Michael T. Studer CPA, P. C. was responsible for performing an independent audit of our financial statements for 2008 and issuing a report on such financial statements. Our board of directors' responsibility is to monitor and oversee these processes. The Company’s size and number of shareholders no longer requires the preparation of audited financial statements

Our board reviewed the unaudited financial statements of our company for the year ended December 31, 2009 and met with members of management to discuss such financial statements. Based upon these reviews and discussions, our board authorized and directed that the unaudited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Audit-Related Fees

There were no additional audit-related fees in 2009 and 2008.

Tax Fees

There were no fees paid for tax services relating to the years ended December
31, 2009 and 2008.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly appointed.

                                                                                                                                                                                                       Euro Group of Companies, Inc.

November 19, 2010                                                                                                                                                                     /s/  Vasilios Koutsobinas
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
                                                                                                                                                                                                             Vasilios Koutsobinas
                                                                                                                                                                                                             Chief Executive Officer
                                                                                                                                                                                                             Director
                                                                                                                                                                                                             (Principal Executive Officer)

November 19, 2010                                                                                                                                                                    /s/  Andrew Eracleous
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
                                                                                                                                                                                                            Andrew Eracleous
                                                                                                                                                                                                            Chief Financial Officer
                                                                                                                                                                                                            Director
                                                                                                                                                                                                            (Principal Financial and Accounting Officer)

November 19, 2010                                                                                                                                                                   /s/  Anna Aspras
                                                                                                                                                                                                    ------------------------------------
                                                                                                                                                                                                          Anna Aspras
                                                                                                                                                                                                          Director

November 19, 2010                                                                                                                                                                 /s/  Stephen Bellis
                                                                                                                                                                                                   ------------------------------------
                                                                                                                                                                                                          Stephen Bellis
                                                                                                                                                                                                          Director

November 19, 2010                                                                                                                                                                /s/  Kenneth Downey
                                                                                                                                                                                                 --------------------------------------
                                                                                                                                                                                                         Kenneth Downey
                                                                                                                                                                                                         Director

November 19, 2010                                                                                                                                                                  /s/  Georgia Dumas
                                                                                                   ----------------------------------
                                                                                                          Georgia Dumas
                                                                                                          Director

November 19, 2010                                                                                                                                                                 /s/ Paul Kotrotsios
                                                                                                                                                                                                  ------------------------------------
                                                                                                         Paul Kotrotsios
                                                                                                         Director