Form 10-Q
period 2010-03-31
EURO GROUP OF COMPANIES, INC.
filed 2011-05-17
CIK 1005663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the three month period ended March 31, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Euro Group of Companies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	13-4070586
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporatin or organization)

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

Non-accelerated filer [  ] Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act) Yes [ ] No[x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001, 115,335,794 shares outstanding as of May 10, 2011.

EURO GROUP OF COMPANIES, INC.

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$49,686	$1,677
Accounts receivable, less allowance for doubtful accounts of $147,597 and $197,025, respectively	1,649	69,918
Loan receivable - short term	3,000	-
Inventory	91,760	578,628
Deposits for future inventory purchases	210,344	127,697
Prepaid Expenses	91,630
Total current assets	448,069	777,920

Property and equipment, less accumulated depreciation of $ and $123,781 respectively	71,396	112,845

Security deposits - retail store	13,980	14,330
Total other assets	13,980	14,330

TOTAL ASSETS	$533,445	$905,095

CURRENT LIABILITIES
Bank overdrafts	$34,293	$34,293
Bank lines of credit		210,422
Accounts payable and accrued expenses	1,012,276	1,160,927
Payroll taxes and withholdings	633,718	653,417
Defferred activations	213,966	-
Customer deposits	207,158	-
Common stock subject to put feature (Note 10)	248,000	323,000
Total current liabilities	2,349,411	2,382,059

LONG TERM LIABILITIES
Loans payable	130,000	-
Loans payable to related parties	1,966,765	2,177,168
TOTAL LIABILITIES	$4,446,176	$4,559,227

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding 166,575,793, and 113,075,793 shares, respectively	113,676	113,076
Additional paid-in capital	6,124,673	6,048,273
Subscription receivable	(25,000)	(25,000)
Retained earnings (deficit)	(10,126,080)	(9,790,481)
Total stockholders' equity (deficiency)	(3,912,731)	(3,654,132)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)	$533,445	$905,095

See notes to consolidated financial statements

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2010	2009

Sales	$39,891	$100,237

Less Cost of sales	12,099	84,809

Gross profit	27,792	15,428
Selling, general and administrative expenses	1,198,992	388,948

Loss from operations	(1,171,200)	(373,520)

Loss from inventory adjustment	(346,428)
Interest expense	-	(13,342)

Net loss	$(1,517,628)	$(386,862)

Basic and diluted earnings (loss) per common share	(0.01)	(0.00)

Weighted average shares outstanding basic and diluted	113,293,904	112,249,788

See notes to consolidated financial statements

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net (loss)	$(1,517,628)	$(386,952)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	17,698	6,566
Loss on inventory adjustment	346,428	-
Stock-based compensation	-	3,750
Provision for returns and allowance for doubtful accounts and bad debts write-offs	503,679	-
Changes in operating assets and liabilities
Receivables	65,269	12,583
Inventories	486,868	206
Deposits for future inventory purchases	(82,647)	-
Deposit and prepaid expenses	(91,280)	11,550
Customer deposits and deferred activations	421,124	-
Accounts payable and accrued expenses	(148,651)	153,785
Common stock subject to put feature	75,000	-
Payroll taxes and withholdings	(19,699)	95,234
	56,161	(103,278)
Net cash (used for) operating activities

Investing Activities
Property and equipment disposals	23,751	-

Net cash used for investing activities	23,751	-
Financing Activities
Increase (decrease) in loans payable to related parties
Proceeds from loans	(210,403)	(1,044)
Proceeds from sale of common stock	130,000	-
	48,500	104,250
Net cash provided by financing activities
	(31,903)	(103,206)
Net increase (decrease) in cash
Cash and cash equivalents at beginning of period	48,009	(72)
	1,677	1,848
Cash at end of period
	$49,686	$1,776
Significant non-cash investing and financing activities:
… shares were issued for $5,000 worth of legal services

See notes to consolidated financial statements

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2010
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

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three months ended  March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009 as included in our report on Form 10-K.

NOTE 3- Inventories

Inventory as of March 31, 2010 was $91,760, comprised of World Sim cards and other telecommunications related products.

NOTE 4-Bank Overdrafts

At March 31, 2010, bank overdrafts (inactive status) consisted of:

ICTT bank account overdraft facility	$1,698
FONE1 bank account overdraft facility	32,595
Total	$34,293

The overdraft facilities provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the balance through December 31, 2011. The loans are personally guaranteed by the Company’s chief executive officer.

The lines of credit provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the agreed balances through December 31, 2011. The loans are personally guaranteed by the Company’s chief executive officer.

NOTE 5-Property and Equipment

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009

Computer equipment and software	$82,290	$82,290
Furniture and Fixtures	72,758	79,247
Leasehold Improvement	57,827	66,878

	212,875	228,915
Less accumulated depreciation	(147,479)	(117,215)

Property and equipment, net
of accumulated depreciation	$71,396	$112,845

Depreciation expense for the three months ended March 31, 2010 and 2009 was $17,698 and $6,566, respectively.

NOTE 6- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes. For the three months ended March 31, 2010 and 2009, the provision for (benefit from) income taxes consisted of:

Three Months Ended March 31,
	2010	2009

Current
Federal	$-	$-
State	-	$-

Total current provision	-	-
Deferred
Federal	-	-
State	-	-

Total deferred provision	-	-

Total income tax expense	$-	$-

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

NOTE 7- Payroll Taxes and Withholdings

At March 31, 2010 payroll taxes and withholdings consisted of:

Federal social security and income tax	$539,652
New York State Income Tax	72,278
New York State Department of Labor	5,810
New Jersey State Income Tax	197
New York State Workers' Compensation Board	15,786
Total	$633,718

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to March 31, 2010. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its Federal liability but has not reached such an agreement.

NOTE 8- Loans Payable to Related Parties

At March 31, 2010, net loans payable to related parties consisted of:

Due to chief executive officer and affiliates:	$1,966,765

Total	$1,966,765

The loans payable to related parties do not bear interest and were due on demand. In May 2010, the related parties agreed not to demand repayment of these loans without 370 days notice, and accordingly the Company continues to classify these loans as long term liabilities.
NOTE 9-Common Stock Subject to Put Feature

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

In Second quarter 2010 the shareholders with a right to “put” shares back to the Company received an additional 273,000 shares of common stock as “forbearance” shares due to the
Company’s inability to repurchase their shares as agreed.

NOTE 10-Commitments and Contingencies

Lease agreements
In April, 2008 Euro Group entered into a five year lease agreement for office space at 10 Midland Avenue, Port Chester, New York, with the lease term commencing in May 2008 and expiring in May 2013. As part of the negotiation the Company received three months free rent and commenced rent payments in August 2008. The annual rent for calendar year 2010 is $28,168 with annual increases of 3% thereafter for the term of the lease. The Company is also responsible for paying, on a monthly basis, its pro-rata share of real estate taxes, operating expenses and electric charges.

NOTE 11-Segment Information

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

     A summary of the Company's segments for the three month periods ended March 31, 2010 and 2009 was as follows:

	Telephone
	products and	Transpaortation	Unallocated
	services	products	Corporate
	(Europhone)	(Eurospeed)	Administration	Total
	Segment	Segment	Amounts	Amount

Three Months Ended March 31, 2010
Total revenues	$39,891	-	-	$39,891
Income (loss) from Operations	(29,565)	(1,410,696)	(77,067)	(1,517,628)
Depreciation expense	6,566	-	-	6,566

Total assets	441,815	-	91,630	533,445

Three Months Ended March 31, 2009
Total revenues	$100,237	-	-	$100,237
Income (loss) from Operations	(268,649)	(45,538)	(59,333)	(373,520)
Depreciation expense	6,566	-	-	6,566

Total assets	403,752	614,567	68,847	1,087,166

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is actively marketing its telephone products and services. The Company’s exclusive distributor for transportation products was terminated in 2009, and subsequently filed for bankruptcy. No replacement has been identified, and the Company is not actively marketing transportation products at this time.   We will require additional capital in order to expand our operations and implement our business plan and we have no firm commitments for capital at this time.

In 2002, the Company entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc., Europhone, Inc., Eurokool and Eurospeed resulting in our assumption of manufacturing and distribution agreements for long distance calling cards and related activities, air conditioners and scooters. The Company has since expanded and modified the scope of its business and prospective business to include prepaid calling cards, e-pins and sim chips as well as cell phones, and prepaid calling cards. The Company has previously been active in the marketing of transportation products, but  is not actively marketing them at this time. The goal has been and continues to be, the manufacture or assembly, and marketing of products under the "Eugro" and "Euro" brand names.

We are currently located in Port Chester, New York. Euro Group of Companies is an operating company whose subsidiary companies market and sells the "Euro" and "Eugro" families of products. The Company operates in three separate and distinct business areas - we are currently marketing telecommunications products and services and plan to commence marketing of consumer products at some time in the future. Additional information on these businesses can be found in the "Business" section of the 10-K report.

To satisfy any future sales of transportation products at such time as we might resume marketing these products, we will purchase motorcycles and scooters from contract manufacturers located in the Peoples' Republic of China ("PRC") with whom we have contracted to produce Eurospeed-branded products. The Company will rely upon the continued ability of the Chinese manufacturers to provide such pricing, payment terms, product quality, and certification with USDOT and EPA to remain competitive. The Company's exclusive distributor of Eurospeed Inc. products in the United States, Canada and Puerto Rico, American Motor Sports, LLC, has been terminated for his failure to meet the minimum unit sales requirements in the distribution agreement, and has subsequently filed for bankruptcy protection.  The Company is currently considering alternative strategies for the marketing of transportation products in the United States, Canada, Puerto Rico, and worldwide.

We have entered into agreements with manufacturers in China, Taiwan and Korea to produce our mobile phone and consumer electronics products.

Business Activities

The Company's revenue during the three months ended March 31, 2010 totaled $39,891 from the sale of telecommunications products and services. See our "Business" section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

In the quarter ended March 31, 2010 the Company recorded no sales of Eurospeed products.

Europhone  markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long distance minutes (the "minute plan") to make calls from virtually any telephone worldwide. These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card. Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees. During the quarter ended March 31, 2010 the Company's Europhone subsidiary sold international calling cards and services aggregating $            .

We have continued to finance our activities through the sale of equity through private placements and the resources of management and have devoted the majority of our efforts to implementing our marketing plans for telecommunications products  and consumer electronic products and appliances; developing sources of supply; further developing our product offering; developing and testing marketing strategy; and upgrading the management team. Responding to the softness in the general economy, the Company instituted a rigorous cost reduction program in the first quarter of 2009 including staffing reductions, reduced work hours for corporate staff and rigorous expense controls, and these cost containment programs are still in place.

Results of operations for the three months ended March 31, 2010, as compared with March 31, 2009 are as follows:

For the three months ended March 31, 2010, revenue was $39,891 compared to revenue of $ 100,237 for three months ended March 31, 2009. The decrease in revenue was attributable to a reduction in sales generated from the sale of telephone products and services including, sales of world sim and prepaid calling cards, cell phones, mobile activations and commissions, aggregating $60,346.

Cost of sales decreased to $12,099 for the three months ended March 31, 2010 from $84,809 for the three months ended March 31, 2009. The Company experienced a gross profit of $27,792  for the three months ended March 31, 2010 compared to a gross profit of $15,428 for the three months ended March 31, 2009, an increase of $12,364.        .

Selling, general and administrative expenses increased to $1,198,992 during the first quarter of 2010, from $ 388,948 for the first quarter of 2009. The increase in selling, general and administrative expenses in the first quarter 2010 is primarily attributable to the write-off of receivables in the amount of $1.1 million due the bankruptcy filing of our former exclusive distributor for transportation products.

The net loss for the three months ended March 31, 2010 was $1,517,628 compared to a net loss of $386,952 for the three-month period ended  March 31, 2009.  .

Liquidity and Capital Resources

At March 31, 2010 the Company had a working capital deficit of approximately $1,901,342 as compared to a working capital deficit of approximately $1,608,139 at December 31, 2009, and a stockholders’ deficiency of $3,912,731. The company has experienced losses in the past, and has an accumulated deficit of approximately $10,126,000. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions continue to raise doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue operations and/or the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2010 loans payable to related parties were $1,966,765. These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before June 2012.

As of March 31, 2010 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The bank has agreed to suspend the accrual of interest on the balances due through December 31, 2011. The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the first quarter 2010 the Company sold 535,000 restricted shares of common stock at an average price of $0.08 per share for gross proceeds of $48,500. In the three months ended March 31, 2009 the Company sold 611,001 restricted shares of common stock for gross proceeds of $96,545.

Item 3.    Controls and Procedures

a.    Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and also designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.    Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

NA

Item 2.  Unregistered Sales of Equity Securities

During the three months ended March 31, 2010, the Company raised $48,500 through the sale of 535,000 restricted shares of common stock. The proceeds of these sales were used for general corporate purposes. In addition, the Company issued 50,000 restricted shares of common stock in lieu of cash for marketing consulting services valued at $5,000. The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Subsequent to March 31, 2010 the Company sold an additional 1,312,000 restricted shares of  common stock for net proceeds of $76,500, and issued 273,000 restricted shares of common stock to shareholders who hold “put” option shares for their continued forbearance. (Note 9).

Item 3.   Defaults Upon Senior Securities

NA

Item 4.   Submission of Matters to a Vote of Security Holders

NA

Item 5.   Other Information
Item 6.    Exhibits and Reports on Form 8-K

21.1   List of Subsidiaries

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of Chief Executive Officer pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Chief Financial Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-Q for the quarter ended March 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROGROUP OF COOMPANIES, INC.

Date May 17, 2011	By:	/s/ Vasilios Koutsobinas
Vasilios Koutsobinas
Chief Executive Officer,
Director
(Principal Executive Officer)

Date May 17, 2011	By:	/s/ Andrew Eracleous
Andrew Eracleous
Chief Financial Officer
Director
(Principal Financial and Accounting Officer)

Exihibits
Number	Description of Exhibits

21	List of Subsidiaries.

31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act.

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act.

32.1	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U. S. C. Section 1350