Form 10-Q
period 2010-06-30
EURO GROUP OF COMPANIES, INC.
filed 2011-05-23
CIK 1005663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-Q

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

                 For the six month period ended June 30, 2010

    [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 Euro Group of Companies, Inc.
  (Exact name of small business issuer as specified in its charter)

Delaware	13-4070586
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

Euro Group of Companies, Inc.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock, par value $0.001, 115,220,793 shares outstanding as of May 20, 2011.

EURO GROUP OF COMPANIES, INC.

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$77,257	$1,677
Accounts receivable, less allowance for doubtful accounts of $147,597 and $197,025, respectively	(25,074)	69,918
Loan receivable - short term	3,000	-
Inventory	91,720	578,628
Deposits for future inventory purchases	210,344	127,697
Prepaid Expenses	91,630	-
Total current assets	448,877	777,920

Property and equipment, less accumulated depreciation of $159,177 and $117,215 respectively	53,700	112,845

Security deposits - retail store	13,980	14,330

TOTAL ASSETS	$516,557	$905,095

CURRENT LIABILITIES
Bank overdrafts	$34,293	$34,293
Bank lines of credit	-	210,422
Accounts payable and accrued expenses	1,012,276	1,160,927
Payroll taxes and withholdings	633,718	653,417
Deferred activations	213,966	-
Customer deposits	207,158	-
Common stock subject to put feature (Note 10)	248,000	323,000
Total current liabilities	2,349,411	2,382,059

LONG TERM LIABILITIES
Loans payable	178,351	-
Loans payable to related parties	1,965,248	2,177,168
TOTAL LIABILITIES	$4,493,010	$4,559,227

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding 115,260,793, and 113,075,793 shares, respectively	115,261	113,076
Additional paid-in capital	6,202,018	6,048,273
Subscription receivable	(25,000)	(25,000)
Retained earnings (deficit)	(10,268,732)	(9,790,481)
Total stockholders' equity (deficiency)	(3,976,453)	(3,654,132)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$516,557	$905,095
	-	-

EUROGROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$18,865	$115,153	$58,756	$215,390

Less Cost of sales	10,495	115,346	22,594	200,155

Gross profit	8,370	(193)	36,162	15,235

Selling, general and administrative expenses	148,293	257,616	1,347,285	653,780

Loss from operations	(139,923)	(257,809)	(1,311,123)	(638,545)

Loss from inventory adjustment	-	-	(346,428)	-

Interest expense	(2,730)	(27,461)	-	(27,728)

Net loss	$(142,653)	$(285,270)	$(1,311,123)	$(666,273)

Basic and diluted earnings (loss) per common share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average shares outstanding, basic and diluted	115,004,394	112,651,403	114,141,232	112,383,660

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(RESTATED)

	Six Months Ended June 30
	2010	2009
	(unaudited)	(unaudited)
Operating Activities

Net (loss)	$(1,660,281)	$(666,273)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	35,396	13,132
Stock for consulting services	-	6,250
Interest on common stock subject to put feature	2,730	-
Loss on inventory adjustment	346,428	-
Provision for returns and allowance for doubtful accounts and bad debts write-offs	503,679	-
Changes in operating assets and liabilities
Receivables	91,992	(52,986)
Inventories	486,908	95,624
Deposits for future inventory purchases	(82,647)	-
Deposit and prepaid expenses	(91,280)	23,099
Customer deposits and deferred activations	421,124	284,582
Accounts payable and accrued expenses	(148,651)	-
Common stock subject to put feature	75,000	-
Payroll taxes and withholdings	(19,699)	168,094

Net cash (used for) operating activities	(39,301)	(128,478)

Investing Activities
Property and equipment disposals	23,751	-

Net cash (used for) investing activities	23,751	-

Financing Activities
Increase (decrease) in loans payable to related parties	(211,920)	(8,583)
Proceeds from loans	213,350	-
Proceeds from sale of common stock	89,700	135,250

Net cash provided by financing activities	91,130	126,667

Net increase (decrease) in cash	75,580	(1,811)
Cash and cash equivalents at beginning of period	1,677	1,848

Cash at end of period	$77,257	$37
	-
Significant non-cash investing and financing activities:
273,000 shares were issued as interest for shares subject to put feature
50,000 shares were issued for $5,000 worth of legal services

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

NOTE 1- Organization and Business Operations

Euro Group of Companies, Inc. (“EGCO”) formerly ICT Technologies, Inc. (“ICTT”) was incorporated in Delaware on May 27, 1999.  EGCO has five wholly-owned subsidiaries; Europhone USA, Inc. (“FONE1”), a New York corporation incorporated on March 17, 2000; Europhone Inc. (“FONE2”), a New York corporation incorporated on May 24, 2001;  Eurospeed, Inc. (“EUROSPEED”),a New York corporation incorporated on November 19, 2001; Eurokool, Inc. (“EUROKOOL”), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC (“EUROFONE”), a New York limited liability company formed on August 2, 2002.

EGCO and its subsidiaries (collectively, the “Company”) operate from leased offices in Port Chester, New York.  EGCO is a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties.

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the six months ended June 30, 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the unaudited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with the unaudited financial statements and notes thereto for the year ended December 31, 2009 as included in our report on Form 10-K.

NOTE 3- Inventories

Inventory as of June 30, 2010 was $91,720, and consisted of World Sim Cards and other telecommunications equipment.

NOTE 4- Bank Overdrafts

At June 30, 2010, bank overdrafts (inactive status) consisted of:

ICTT bank account overdraft facility	$1,698
FONE1 bank account overdraft facility	32,595
Total	$34,293

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

The overdraft facilities provide for interest at a rate of 9% per annum.  Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the balance through December 31, 2011.  The loans are personally guaranteed by the Company’s chief executive officer.

NOTE 5- Property and Equipment

     Property and Equipment consisted of the following:

	June 30,	December 31,
	2010	2009

Computer equipment and software	$82,290	$82,290
Furniture and fixtures	72,758	79,24
Leasehold improvements	57,829	66,878
	212,877	228,915
Less accumulated depreciation )	(147,597)	(117,215)
Property and equipment, net
Of accumulated depreciation	$73,700	$112,845

NOTE 6- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.  For the six months ended June 30, 2010 and 2009, the provision for (benefit from) income taxes consisted of:

Six months ended June 30,
	2010	2009

Current

Federal	$--	$--
State	--	--

Total curent provision	--	--

Deferred
Federal	--	--
State	--	--

Total deferred provision	--	--

Total income tax expense	$--	$--

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

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

NOTE 7- Payroll Taxes and Withholdings

At June 30, 2010 payroll taxes and withholdings consisted of:

Federal social security and income tax	$539,652
New York State income tax	72,278
New York State Department of Labor	5,810
New Jersey State income tax	197
New York State Workers’ Compensation Board	15,786

$633,718

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to June 30, 2010. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its federal liability but has not reached such an agreement.

NOTE 8- Loans Payable to Related Parties

At June 30, 2010, net loans payable to related parties consisted of:

Due to chief executive officer and affiliates:	$1,965,278

Total	$1,965,278

The loans payable to related parties do not bear interest and were due on demand.  In May 2011, the related parties agreed not to demand repayment of these loans without 370 days notice, and accordingly the Company continues to classify these loans as long term liabilities.

NOTE 9- Common Stock Subject to Put Feature

Six shareholders who purchased 496,000 shares of common stock at a price per share of $0.25 in the fourth quarter 2008 have the right to “put” those shares of common stock back to the Company at a price per share of $.50, at any time six months after the date of purchase.  Accordingly, the Company has classified the proceeds from these sales as a current liability, and has excluded these shares from stockholders’ equity (deficiency).  The $124,000 potential increase in the amount to be paid is being expensed as interest expense over the six month period succeeding the respective purchases.  An interest expense charge of $41,333 has been taken in the fourth quarter 2008, and the balance was recognized in 2009.  In first quarter 2009 an additional three shareholders purchased a total of 50,000 shares of common stock at a price of $1.00 per share and have the right to “put” these shares back to the Company at a price of $1.50 per share.  The proceeds from these sales have been classified as a current liability and the potential increase in the amount to be paid of $25,000 has been expensed as interest expense.

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(UNAUDITED)

In second quarter 2010 the shareholders with a right to “put” shares back to the Company received an additional 273,000 shares of common stock as “forbearance” shares due to the Company’s inability to repurchase their shares as agreed.

NOTE 10- Commitments and Contingencies

Lease Agreements In April 2008 Euro Group entered into a five year lease agreement for office space at 10 Midland Avenue, Port Chester, New York, with the lease term commencing in May 2008 and expiring in May 2013.  As part of the negotiation the Company received three months free rent and commenced rent payments in August 2008.  The annual rent fro year one of the lease was $26,292 with annual increases of 3% for the term of the lease.  The Company is also responsible for paying, on a monthly basis, its pro-rata share of real estate taxes, operating expenses and electric charges.

NOTE 11- Segment Information

The determination of the company’s business segments is based on how the company monitors and manages the performance of its operations.  The Company’s operating segments are strategic business units that offer different products and services.  They are managed separately because each requires different marketing strategies, personnel skill sets and technology.

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

A summary of the Company’s segments for the three and six months periods ended June 30, 2010 and 2009 was as follows:

	Telephone
	products and	Transaportation	Unallocated
	services	products	Corporate
	(Europhone)	(Eurospeed)	Administration	Total
	Segment	Segment	Amounts	Amount

Three Months Ended June 30, 2010
Total revenues	$18,965	$--	$--	$18,865
Income (loss) from Operations	(57,820)	--	(82,103)	(139,923)
Depreciation expense	--	--	17.698	17,698
Total assets	287,953	--	228,604	516,557

F-7

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2010
(UNAUDITED)

Three Months Ended June 30, 2009
Total revenues	$20,784	$94,639	$--	$115,153
Income (loss) from Operations	(210,129)	8,141	(55,821)	(257,809)
Depreciation expense	--	--	6,566	6,566
Total assets	371,633	586,481	166,829	1,124,943

	Telephone
	products and	Transportation	Unallocated
	services	products	Corporate
	(Europhone)	(Eurospeed)	Administration	Total
	Segment	Segment	Amounts	Amount

Six Months Ended June 30, 2010
Total revenues	$58,576	$--	$--	$58,576
Income (loss) from Operations	(44,400)	(1,091,123)	(175,600)	(1,311,123)
Depreciation expense	--	--	--	7,868
Total assets	287,953	--	228,604	$516,557

Six Months Ended June 30, 2009
Total revenues	$120,761	$94,639	--	$215,390
Income (loss) from Operations	(478,598)	(37,397)	(122,550)	(638,545)
Depreciation expense	13,132	--	--	13,132
Total assets	371,633	$586,481	$166,829	$1,124,943

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is actively marketing its telephone products and services.  The Company’s Exclusive distributor for transportation was terminated in 2009 and subsequently filed for bankruptcy.  No replacement has been indentified and the Company is not actively marketing transportation products at this time.  We will require additional capital in order to expand our operations and implement our business plan and we have no firm commitments for capital at this time.

In 2002, the Company entered into an agreement for the purchase of the assets and the business of Europhone USA, Inc., Eurokool and Eurospeed resulting in our assumption of manufacturing and distribution agreements for long distance calling cards and related activities, air conditioners and scooters.  The Company has since expanded and modified the scope of its business and prospective business to include prepaid calling cards, e-pins and Sim chips as well as cell phones.  The Company has previously been active in the marketing of transportation products, but is not actively marketing them at this time.  The goal has been and continues to be, the manufacture or assembly and marketing of products under the “Eugro” and “Euro” brand names.

We are currently located in Port Chester, New York.  Euro Group of Companies is a holding company whose subsidiary companies market and sell the “Euro” and “Eugro” families of products.  The Company operates in three separate and distinct business areas – we are currently marketing telecommunications products and services and plan to commence marketing of consumer products at some time in the future.  Additional information on these businesses can be found in the “Business” section of the Company’s 10-k report.

To satisfy any future sales of transportation products at such time as we might resume marketing these products, we plan to purchase motorcycles and scooters from contract manufacturers located in the People’s Republic of China (“PRC”) with whom we have contracted to produce Eurospeed-branded products.  The Company relies upon the continued ability of the Chinese manufacturers to provide such pricing, payment terms, product quality and certification with USDOT and EPA to remain competitive.

The Company’s exclusive distributor of Eurospeed, Inc. products in the United States, Canada and Puerto Rico, American Motor Sports, LLC, failed to meet the minimum unit sales requirements for the initial twelve month term of the Agreement and the additional three months provided to “cure” the deficiency and the exclusive distribution agreement was terminated by Eurospeed, Inc. in July 2009.  The Company is currently considering alternative strategies for the marketing of transportation products in the United States, Canada, Puerto Rico and worldwide.

We have entered into agreements with manufacturers in China, Taiwan and Korea to produce our mobile phone and consumer electronics products.

Business Activities

The Company’s revenue during the six months ended June 30, 2010 totaled $58,756 from the sale of telecommunications products and services.  See our ”Business” section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

Europhone USA LLC markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long  distance minutes (the “minute plan”) to make calls from virtually any telephone worldwide.  These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card.  Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable.  Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees.  During the quarter ended June 30, 2010 the Company’s  Europhone subsidiary sold international calling cards and services aggregating $18,865.

In the quarter ended June 30, 2010 we recorded no sales of Eurospeed products, as compared to sales of Eurospeed products in the second quarter 2009 aggregating $94,639 to Latin American and European customers.

We have continued to finance our activities through the sale of equity through private placements and the resources of management and have devoted the majority of our efforts to implementing our marketing plans for telecommunications products, transportation products, and consumer electronic products and appliances; developing sources of supply; further developing our product offering; developing and testing marketing strategy; and expanding the management team.

Results of operations for the six months ended June 30, 2010, as compared with June 30, 2009 are as follows:

For the six months ended June 30, 2010 revenue was $58,756 compared to revenue for six months ended June 30, 2009 of $215,390.  The decrease in revenue was primarily attributable to; 1) Transportation Products sales of $94,639 in 2009 compared to $0 in the first six months of 2010, and 2) telecommunication product sales of $58,756 compared to telecommunication product sale of $120,761 for the first six months of 2009. The Company’s exclusive distributor for the sale of transportation products failed to meet the minimum unit purchase requirement and other parts of the distribution agreement, and was terminated in July, 2009.  The Company is currently reorganizing its marketing strategy for the sale of transportation products in the United States and elsewhere.

Cost of sales decreased to $22,594 for the six month period ended June 30, 2010 from $200,155 for the six months ended June 30, 2009. Gross profit for the six months June 30, 2010 was $36,162 compared to gross profit of $15,235 for the six months ended June 30, 2009.

Selling, general and administrative expenses increased to $1,347,285 through the second quarter of 2010 compared to $633,780 through the second quarter of 2009, an increase of $713,505.

The increase in selling, general and administrative expenses through the second quarter is primarily to the write-off of accounts receivable and inventory in the transportation products segment of the business after the former exclusive distributor was declared to be bankrupt.

The net loss for the six months ended June 30, 2009 was $1,311,123 compared to a net loss of $666,723 for the six-month period ended June 30, 20008, a deterioration of $644,400.

Results of operations for the three months ended June 30, 2010 as compared with June 30, 2009 are as follows:

For the three months ended June 30, 2010, the company generated net sales of $18,865, as compared to $115, 153 for the same period last year, a decrease of $96,288.  The decrease was primarily attributable to our withdrawal from the marketing of transportation products in the United States.  Additionally, in second quarter 2010, the Company’s Chairman and Chief Executive Officer (and principal marketing officer) suffered a sever heart attack and was incapacitated for a lengthy period of time.

Cost of sales for the three months ended June 30, 2010 decreased to $10,495, compared to $115,346 for the three months ended June 30, 2009, a decrease of $104,851.

The Company’s selling, general and administrative costs aggregated $148,293    for the three months ended June 30, 2010, as compared to $257,616 for the same period last year, representing a decrease of $109,323, or 42%. The decrease in expense was primarily attributable to lower salary expenses and professional fees.

The net loss for the three months ended June 30, 2010 was $142,653 compared to a net loss of $326,604 for the period ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010 the Company had a working capital deficit of approximately $1,009,534 as compared to a working capital deficit of approximately $1,604,139 at December 31, 2009, and a stockholders’ deficiency of $3,976,453 compared to $3,654,132 at December 31, 2009.  Cash flow used for operations for the six months ended June 30, 2010 was approximately $39,301, compared to the cash flow used for operations of approximately $128,478 for six months ended June 30, 2009.  The Company has experienced losses in the past, and has an accumulated deficit of approximately $10,268,732.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions continue to raise doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue operations and/or the development of its product marketing plan and distribution network.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2010, loans payable to related parties were $1,965,248.  These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before June 2012.

At June 30, 2010 the Company was in default of the payment terms of the bank overdraft facilities aggregating $34,293.  The bank has agreed to suspend the accrual of interest on the balances due through December 31, 2010.  The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the second quarter 2010 the Company sold 1,312,000 restricted shares of common stock at an average price of $0.06 per share for gross proceeds of $76,200.  In addition the Company issued 273,000 restricted shares of common stock as “forbearance shares” to nine shareholders who hold “put” option shares (Note 9).

In the six months ended June 30, 2009 the Company sold 1,847,000 restricted shares of common stock for gross proceeds of $124,700, issued 50,000 restricted shares of common stock in lieu of cash for consulting purposes, and issued 273,000 restricted shares of common stock as “forbearance” shares.

Item 3.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures

Based on and evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended were effective as of June 30, 2010 to ensure that the information required to be disclosed by the Company in reports that it flies or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and also designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

In May 2010 judgments in the amount of $45,565.74 and $20,030.00, against Europhone USA LLC and Eurospeed Inc. respectively, were entered in the Supreme Court of the State of New York, County of Queens on behalf of Bridge Side Development, LLC.

On May 3, 2010 the Company was served notice of a suit initiated by Taizhou Zhongneng Import and Export in the Southern District of New York.  Plaintiff seeks an aggregate sum of $485,504.22 for an alleged breach of contract.  The Company has retained counsel and is working toward a negotiated settlement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, the Company raised $76,200 through the sale of 1,312,000 restricted shares of common stock. In addition 273,000 restricted shares of common stock were issued to shareholders with “put” option shares for their continued forbearance.  The proceeds of these sales were used for general corporate purposes.  The Company issued these shares in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of matter to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-Q for the quarter ended June 30, 2010 to be signed by the undersigned, thereunto duly authorized.

EURO GROUP OF COMPANIES, INC.

May 23, 2011

/s/ Vasilios Koutsobinas
Vasilios Koutsobinas
Chief Executive Officer,
Director
(Principal Executive Officer)

May 23, 2011

s/ Andrew Eracleous
Andrew Eracleous
Chief Financial Officer
Director
(Principal Financial and
Accounting Officer)

Exhibits
Number	Description of Exhibits

21	List of Subsidiaries.

31.1	Certification of the Company's Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act.

31.2	Certification of the Company's Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act.

32.1	Certification of the Company's Chief Executive Officer pursuant to18 U.S.C. Section 1350

32.2	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350