Form 10-Q
period 2010-09-30
EURO GROUP OF COMPANIES, INC.
filed 2011-06-01
CIK 1005663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES
EXCHANGE ACT OF 1934

For the six month period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act) Yes []  No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock, par value $0.001, 115,220,793 shares outstanding as of May 10, 2011.

EURO GROUP OF COMPANIES, INC.

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$68,458	$1,677
Accounts receivable, less allowance for doubtful accounts of $147,597 and $197,025, respectively	41,827	69,918
Loan receivable - short term	3,000	-
Inventory	79,838	578,628
Deposits for future inventory purchases	210,344	127,697
Prepaid Expenses	92,130	-
Total current assets	495,597	777,920

Property and equipment, less accumulated depreciation of $176,875 and $123,781 respectively	36,002	112,845

Security deposits - retail store	13,980	14,330

TOTAL ASSETS	$545,579	$905,095

CURRENT LIABILITIES
Bank overdrafts	$34,293	$34,293
Bank lines of credit		210,422
Accounts payable and accrued expenses	1,008,118	1,160,927
Payroll taxes and withholdings	633,718	653,417
Deferred activations	213,966	-
Customer deposits	207,158	-
Common stock subject to put feature (Note 10)	248,000	323,000
Total current liabilities	2,345,253	2,382,059

LONG TERM LIABILITIES
Loans payable	338,451	-
Loans payable to related parties	1,938,834	2,177,168
TOTAL LIABILITIES	4,622,538	4,559,227

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding 166,575,793, and 113,075,793 shares, respectively	115,261	113,076
Additional paid-in capital	6,202,018	6,048,273
Subscription receivable	(25,000)	(25,000)
Retained earnings (deficit)	(10,369,238)	(9,790,481)
Total stockholders' equity (deficiency)	(4,076,959)	(3,654,132)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)	$545,579	$905,095

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$97,649	$4,378	$156,405	$219,768
Less Cost of sales	41,298	8,159	63,892	208,314
Gross profit	56,351	(3,781)	92,513	11,454

Selling, general and administrative expenses	156,857	230,946	1,504,142	884,726

Loss from operations	(100,506)	(234,727)	(1,411,629)	(873,272)

Loss from inventory adjustment	-	-	(346,428)	-
Other expense		(332)	-	(332)
Interest expense	-	(14,539)	(2,730)	(7,493)

Net loss	$(100,506)	$(249,598)	$(1,760,787)	$(881,097)

Basic and diluted earnings (loss) per common share	(0.00)	(0.00)	(0.02)	(0.01)

Weighted average shares outstanding basic and diluted	115,004,394	112,710,959	115,004,394	112,460,521

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30
	2010	2009
	(unaudited)	(unaudited)
Operating Activities

Net (loss)	$(1,760,787)	$(915,871)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	53,094	19,698
Stock for consulting services		13,750
Interest on common stock subject to put feature	2,730	-
Loss on inventory adjustment	346,428	-
Provision for returns and allowance for doubtful accounts and bad debts write-offs	503,679	-
Changes in operating assets and liabilities
Receivables	25,091	21,888
Inventories	498,790	95,780
Deposits for future inventory purchases	(82,647)	-
Deposit and prepaid expenses	(91,780)	(55,351)
Customer deposits and deferred activations	421,124
Accounts payable and accrued expenses	(152,809)	202,502
Common stock subject to put feature	75,000	-
Payroll taxes and withholdings	(19,699)	265,654

Net cash (used for) operating activities	(181,786)	(351,950)

Investing Activities
Property and equipment disposals	23,751	-

Net cash (used for) investing activities	23,751	-

Financing Activities
Increase (decrease) in loans payable to related parties	(238,334)	115,166
Proceeds from loans	373,450	-
Proceeds from sale of common stock	89,700	235,250

Net cash provided by financing activities	224,816	350,416

Net increase (decrease) in cash	66,781	(1,534)
Cash and cash equivalents at beginning of period	1,677	1,948

Cash at end of period	$68,458	$414
	-
Significant non-cash investing and financing activities:
273,000 shares were issued as interest for shares subject to put feature
50,000 shares were issued for $5,000 worth of legal services

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the nine months ended September 30, 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the unaudited financial statements at that date.

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

NOTE 3- Inventories

Inventory as of September 30, 2010 was $79,838, consisting of World Sim Cards and other telecommunications equipment.

NOTE 4- Bank Overdrafts

At September 30, 2010, bank overdrafts (inactive status) consisted of:

ICTT bank account overdraft facility	$1,698
FONE1 bank account overdraft facility	32,595

Total	$34,293

The overdraft facilities provide for interest at a rate of 9% per annum.  Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the balance through December 31, 2012.  The loans are personally guaranteed by the Company’s chief executive officer.

NOTE 5- Property and Equipment

Property and Equipment consisted of the following:

	September 30	December 31,
	2010	2009

Computer equipment and software	$82,290	$82,290
Furniture and fixtures	72,758	79,24
Leasehold improvements	57,829	66,878
	212,877	228,915
Less accumulated depreciation )	(176,875)	(117,215)
Property and equipment, net
Of accumulated depreciation	$36,002	$112,845

NOTE 6- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.  For the nine months ended September 30, 2010 and 2009, the provision for (benefit from) income taxes consisted of:

Nine months ended September 30,
	2010	2009

Current

Federal	$--	$--
State	--	--

Total current provision	--	--

Deferred
Federal	--	--
State	--	--

Total deferred provision	--	--

Total income tax expense	$--	$--

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

At September 30, 2010 payroll taxes and withholdings consisted of:

Federal social security and income tax	$539,652
New York State income tax	72,278
New York State Department of Labor	5,810
New Jersey State income tax	197
New York State Workers’ Compensation Board	15,786

$633,718

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to September 30, 2010. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its federal liability but has not reached such an agreement.

NOTE 8- Loans Payable to Related Parties

At September 30, 2010, net loans payable to related parties consisted of:

Due to chief executive officer and affiliates:	$1,938,834

Total	$1,938,834

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

NOTE 10- Commitments and Contingencies

Lease Agreements

In April 2008 Euro Group entered into a five year lease agreement for office space at 10 Midland Avenue, Port Chester, New York, with the lease term commencing in May 2008 and expiring in May 2013.  As part of the negotiation the Company received three months free rent and commenced rent payments in August 2008.  The annual rent for year one of the lease was $26,292, with annual increases of 3% payable for the term of the lease.  The Company is also responsible for paying, on a monthly basis, its pro-rata share of real estate taxes, operating expenses and electric charges.

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

A summary of the Company’s segments for the three and nine months periods ended September 30, 2010 and 2009 was as follows:

	Telephone
	products and	Transportation	Unallocated
	services	products	Corporate
	(Europhone)	(Eurospeed)	Administration	Total
	Segment	Segment	Amounts	Amount

Three Months Ended September 30, 2010
Total revenues	$97,649	$--	--	$97,649
Income (loss) from Operations	(62,101)	--	(38,405)	(100,506)
Depreciation expense	17,698	--	--	17,698
Total assets	316,975	--	228,604	545,579

Three Months Ended September 30, 2009
Total revenues	$4,378	--	--	$4,378
Income (loss) from Operations	(123,245)	(15,691)	(95,791)	(234,727)
Depreciation expense	6,566	--	--	6,566
Total assets	354,896	509,122	160,656	1,024,674

	Telephone
	products and	Transportation	Unallocated
	services	products	Corporate
	(Europhone)	(Eurospeed)	Administration	Total
	Segment	Segment	Amounts	Amount

Nine Months Ended September 30, 2010
Total revenues	$156,405	$--	--	$156,405
Income (loss) from Operations	(88,201)	(1,091.123)	(232,305)	(1,411,629)
Depreciation expense	59,660	--	--	59,660
Total assets	216,475	--	329,104	545.579

Nine Months Ended September 30, 2009
Total revenues	$125,129	$94,639	--	$219,768
Income (loss) from Operations	(601,843)	(53,089)	(260,939)	(915,871)
Depreciation expense	19,698	--	--	19,698
Total assets	354,896	509,122	160,656	1,024,674

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company is actively marketing its telephone products and services.  The Company’s Exclusive distributor for transportation was terminated in 2009 and subsequently filed for bankruptcy. In third quarter 2010 the court declared him to be bankrupt.  No replacement has been indentified and the Company is not actively marketing transportation products at this time.  We will require additional capital in order to expand our operations and implement our business plan and we have no firm commitments for capital at this time.

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

Business Activities

The Company’s revenue during the nine months ended September 30, 2010 totaled $156,405 from the sale of telecommunications products and services.  See our ”Business” section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

Europhone USA LLC markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long  distance minutes (the “minute plan”) to make calls from virtually any telephone worldwide.  These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card.  Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable.  Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees.  During the quarter ended September 30, 2010 the Company’s Europhone subsidiary sold international calling cards and services aggregating $97,649.

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

Results of operations for the nine months ended September 30, 2010, as compared with September 30, 2009 are as follows:

For the nine months ended September 30, 2010 revenue was $156,405 compared to revenue for nine months ended September 30, 2009 of $219,768.  The decrease in revenue was primarily attributable to Transportation Products sales of $94,639 in 2009 compared to $0 in the first nine months of 2010. The Company’s exclusive distributor for the sale of transportation products failed to meet the minimum unit purchase requirement and other parts of the distribution agreement, and was terminated in July, 2009.  The Company is currently reorganizing its marketing strategy for the sale of transportation products in the United States and elsewhere.

Cost of sales decreased to $63,892 for the nine month period ended September 30, 2010 from $208,114 for the nine months ended September 30, 2009. Gross profit for the nine months September 30, 2010 was $92,513 compared to gross profit of $11,454 for the nine months ended September 30, 2009.

Selling, general and administrative expenses increased to $1,504,142 through the third quarter of 2010 compared to $884,726 through the third quarter of 2009, an increase of $619,416.

The increase in selling, general and administrative expenses through the third quarter is primarily attributable to the write-off of inventory and accounts receivable in the transportation products segment of the business aggregating approximately $1,1 million, partially offset by reductions in salary related expenses and professional fees in 2010.

The net loss for the nine months ended September 30, 2010 was $1,760,787 compared to a net loss of $881,079 for the nine-month period ended September 30, 2009, a deterioration of $879,690.

Results of operations for the three months ended September 30, 2010 as compared with September 30, 2009 are as follows:

For the three months ended September 30, 2010, the company generated net sales of $97,649, as compared to $4,378 for the same period last year, an increase of $93,271.  Additionally, in second quarter 2010, the Company’s Chairman (and principal marketing officer) suffered a sever heart attack and was incapacitated for a lengthy period of time. Cost of sales for the three months ended September 30, 2010 increased to $41,298, compared to $8,159 for the three months ended September 30, 2009.

The Company’s selling, general and administrative costs aggregated $156,857 for the three months ended September 30, 2010, as compared to $230,946 for the same period last year, representing a decrease of $74,089, or 32%.  The decrease in expense was due primarily to decreases in salary related expenses and professional fees.

The net loss for the three months ended September 30, 2010 was $100,506 compared to a net loss of $249,598 for the period ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010 the Company had a working capital deficit of approximately $1,849,656 as compared to a working capital deficit of approximately $1,608,139 at December 31, 2009, and a stockholders’ deficiency of $4,076,959 compared to $3,654,132 at December 31, 2009.  Cash flow used for operations for the nine months ended September 30, 2010 was approximately $181,786, compared to the cash flow used for operations of approximately $351,830 for nine months ended September 30, 2009.  The Company has experienced losses in the past, and has an accumulated deficit of approximately $10,369,238.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions continue to raise doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue operations and/or the development of its product marketing plan and distribution network.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At September 30, 2010, loans payable to related parties were $1,938,834.  These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before June 2012.

At September 30, 2010 the Company was in default of the payment terms of the bank overdraft facilities aggregating $34,293.  The bank has agreed to suspend the accrual of interest on the balances due through December 31, 2010.  The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the third quarter 2010 the Company transacted no sales, and made no issuances of common stock.

In the nine months ended September 30, 2010 the Company sold 1,847,000 restricted shares of common stock for gross proceeds of $124,700, issued 50,000 restricted shares of common stock in lieu of cash for consulting purposes, and issued 273,000 restricted shares of common stock as “forbearance” shares (Note 9).

Item 3.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures

Based on and evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended were effective as of September 30, 2010 to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and also designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

In July 2010 the Company was served notice of two Small Claims Suits being brought forth by Zimmer Limited in the State of South Dakota., County of Minnehaha. Plaintiff sought $23,443 for balances due owing to his dealings with Eurospeed Inc.'s exclusive distributor, American Motor Sports. The Company retained local counsel, and the suit was found to have no merit.

In September 2010 the Company was served with a demand for Arbitration brought by Michael Sauer for an alleged breach of Employment Contract. The Company retained counsel, and settlement negotiations are underway.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, the Company made no sales, and had no issuances, of unregistered common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

21.1 List of Subsidiaries

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-Q/A for the quarter ended September 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized.

EURO GROUP OF COMPANIES, INC.

May 31, 2011

/s/ Vasilios Koutsobinas
Vasilios Koutsobinas
Chief Executive Officer,
Director
(Principal Executive Officer)

May 31, 2011

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