Form 10-K
period 2010-12-31
EURO GROUP OF COMPANIES, INC.
filed 2011-06-09
CIK 1005663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

      (Mark One)

     |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark if the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| NO ||

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b.2 of the Exchange Act): Yes | - |  NO |X|

The aggregate market value of the voting Common Stock held by non-affiliates of the issuer, based on the closing sales price of $0.01 per share, was $358,730 as of June 3, 2011 and no non-voting equity is issued.

As of June 3, 2011 115,220,793 shares of Common stock of the registrant were outstanding.

i

Part I

Introductory Comment - Use of Terminology

Throughout this Annual Report on Form 10-K, the terms the "Company," "we,""us" and "our" refers to Euro Group of Companies, Inc., f/k/a I.C.T.
Technologies, Inc.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking.Forward-looking statements can be identified by the use of words such as "anticipate," "believe," "continue," "could," "estimate" "expect," "hope," "intend," "may," "plan," "potential," "product," "seek," "should," "will," "would" and variations of such words. Forward-looking statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation: :

o    Our ability to raise additional capital to sustain and develop operations and satisfy our existing contracts,
o    Our ability to brand and market our "Eugro" and "Euro" family of products,
o    Our ability to compete in the prepaid mobile telephone, wireless telecom hardware, sim chip or calling card businesses which will require us to continually introduce, manufacture and sell new products and services at competitive prices,
o    Our ability to successfully create a distributor network for our electronics products,
o    Our ability to maintain relationships with manufacturers in the People's Republic of China and elsewhere, and
o    Our ability to attract and retain key personnel.
o    The performance of our authorized distribution network.

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

Certain of these distribution arrangements have since been terminated as the Company decided to shift its focus to the sale of calling card services and sim chips and to establishing manufacturing arrangements for the sale of motor scooters – a segment of the business that is currently inactive.

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

PRODUCTS

TELECOMMUNICATIONS

The Company's Europhone subsidiary (Europhone USA LLC) is an MVNO (Mobile Virtual Network Operator) involved in the wholesale marketing of wireless hand sets, domestic and international prepaid cellular services, domestic and international prepaid calling cards, Mobile handsets and mobile air-time services: The Company's "Eugro" Mobile segment is a reseller of prepaid airtime on both GSM and CDMA mobile phones utilizing the Cingular and Verizon networks. Eugro Mobile offers 30 to 90 day calling plans covering local, domestic long distance and international calls. The Company also offers Dual Sim Chip handsets, which are unique GSM phones that provide access for two sims in one phone.

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

TRANSPORTATION PRODUCTS

The Company's Eurospeed subsidiary was organized to import and market, to customers in the United States, South America, Europe and the Middle East, scooters, motorcycles, all-terrain vehicles (ATVs) and related products from contract manufacturers in the Peoples' Republic of China (China). The products we imported to the United States had received DOT (Department of Transportation) and EPA (Environmental Protection Agency) certifications.

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

In Second quarter 2010 the former exclusive distributor filed for protection from his creditors and was subsequently declared by the court to be bankrupt. As a consequence of the exclusive distributor’s failure to perform, the Company was obliged to write off accounts receivable and transportation products inventory in the aggregate amount of approximately $1.1 million.

The Company is not now actively involved in the marketing and sale of transportation products.

CONSUMER ELECTRONICS

The Company's Eurokool subsidiary was established to import and market split-wall air conditioners, electric power generators, laptop computers, MP-4 players, and Bluetooth communication devices from China, and Full High Definition flat-screen LCD televisions in sizes ranging from 22" to 52" to be purchased from manufacturers in Taiwan, China and Korea. To date the Company has not had access to the financial resources necessary to implement its marketing plan.

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

While the Company believes that there is a market for split-system air conditioners, the Company made no air-conditioner sales in 2009 or 2010. Depending on market conditions the Company may decide to commence the marketing and sale of air-conditioner products in 2011.

COMPETITION

The Company faces competition from large, well-established, and well-funded companies in each of our product and service areas. Euro Group of Companies and it’s subsidiaries must rely on innovation and prompt response to changing market needs to obtain market share.

The Europhone business segment competes with many of the large telecommunications providers, including ATT, Cingular, Verizon and Sprint. The Company competes with them for both cellular time and prepaid calling services. The Company also competes with Virgin Mobile, Inc., Locus Communications, Inc., and Tracfone Wireless, Inc. and others with significant resources for sales of prepaid calling telephone time. The Company believes that it’s long-distance and prepaid calling services are competitive based on price, although an across-the-board decrease in telecommunication rates charged by the major carriers may increase pressure on operating margins.

The Eurokool subsidiary will compete with such major competitors as GE, LG, Motorola, Samsung and Dell. For each of our consumer electronic products the Company expects to compete based on price and by being first to the market with innovative, new products.

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

EMPLOYEES

The Company has six employees in the United States and has access to factory technical staff at an office in Shanghai, China. None of the Company's employees are represented by labor unions, and the Company considers its employee relations to be very good.

GOVERNMENT REGULATION

Motorcycles and Scooters

     The motorcycles and scooters that were distributed by our Eurospeed subsidiary for sale in the United States were subject to certification by the U.S. Environmental Protection Agency ("EPA") for compliance with applicable emissions and noise standards, and by California regulatory authorities with respect to emissions, tailpipe, and evaporative emissions standards. Our motorcycle products were EPA certified to comply with these standards, which certifications had to be renewed regularly. It was the responsibility of American Motor Sports LLC, our exclusive distributor in the United States, to be registered in all states that require registration to distribute motor vehicles. The Company believes that these registrations were secured for all states other than California, Alaska and Hawaii. The Company was granted a "VIN number" designation by the United States Department of Transportation to manufacture our motorcycles and scooters for all-road use, with a unique Eurospeed "VIN number," designated for all products. During the time that we marketed transportation products in the United States we required USEPA certification of our products for products manufactured in China under our manufacturing license.

     Certain states have minimum product and general liability and casualty insurance liability requirements before they grant authorization or certification to distributors, such as American Motor Sports LLC., to sell motor vehicles and scooters. Without this insurance neither our exclusive distributor, nor we, or any other distributor, is permitted to sell these vehicles to motor vehicle dealers in certain states. The Company had a products liability policy of $2 million with umbrella coverage of up to an additional $3 million at a cost of approximately $50,000 per year.

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

     Euro Group subcontracted manufacturing of both our motorcycle/scooter and electronic refrigeration and television products to companies in China and Korea. To the best of our knowledge, we believe that these manufacturing facilities were in compliance with applicable environmental regulations in the countries in which they are located. However, if such entities were not in compliance, or are unable to indemnify us, we may be subject to liability.

     Environmental contingencies are not expected to have a material adverse effect on our results of operations.

State and Foreign Laws

     Our products and services are distributed and/or accessible worldwide, which requires compliance with the laws of different jurisdictions. Because certain of our services are distributed and/or accessible worldwide, many jurisdictions may claim that we are required to comply with their laws. The Company believes that it has taken all appropriate regulatory actions required to conduct it’s business to date. Our failure to qualify to do business (or to have any of our subsidiaries qualify to do business) in a jurisdiction where we are required to do so could subject us to taxes and penalties and could result in the inability of Euro Group of Companies to enforce contracts in such jurisdictions.

Intellectual Property and Other Proprietary Rights

    We (or our respective subsidiaries, as the case may be) own registered trademarks for our Eurokool and Eurospeed and Europhone brands. Our "Eugro" mark has been in use by our Europhone subsidiary since 2006 and is owned by an independent third party, is trademarked and is copyright registered. Our success depends in part upon our ability to protect our trademarks, service mark, and trade secrets. Effective trademark, service mark, and trade secret protection may not be available in every country in which our products and services are made available, and thus, the steps that we take may be inadequate to protect our rights. In addition, no assurance can be made that our marks will not conflict with marks already used by others. If we are unable to use our marks we will be adversely affected. We currently hold the Internet domain names "www.icttechnologies.com", "www.EurophoneUSA.com", “www.GoEurospeed.com”, and "www.Eurokool.com". Euro Group also has the right to use the "www.Eugro.com" domain name which is owned by the aforementioned independent third party.

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

Insurance

    The Company maintained a general commercial and products liability policy in the amount of $2,000,000, and an umbrella policy in the amount of $3,000,000. The policy has lapsed and will be renewed if, and when, the Company resumes marketing of transportation products and air-conditioners

Item 2.   Description of Property

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

In October 2010 the Company, as Judgment Debtor in the amount of $100,851.08, was served with an order to Show Cause and a Restraining Order arising from a judgment against the Company in favor of Plaintiffs, the Magna Group, Inc. and Magna Productions, LLC. The Company has retained counsel and is in negotiations to settle the case.

In October 2010 the Company was served notice of a Breach of Contract suit initiated By Plaintiff, The Barberino Brothers, in the State of Connecticut. The Company retained
Counsel to appear on its behalf to have the complaint dismissed on legal grounds.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART 11

Item 5.   Market for Common Equity and Related Stockholder Matters

    Euro Group of Companies (formerly ICT Technologies) common stock trades on the "Pink Sheets" under the symbol "EGCO" (formerly ICTT). Our securities are thinly traded and previous prices are not necessarily indicative of future prices or reflect future sales. Trading in the common stock in the pink sheets has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual broker bids or offer prices and market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark- down, or commission, and may not necessarily reflect actual transactions. Accordingly, a public market for these securities may not be deemed to exist at all times. The following table sets forth the per share range of high and low sales prices of our Common Stock for the periods indicated:

Fiscal Years:

	High	Low

2010
Dec. 31, 2010	$0.21	$0.05
Sept. 30, 2010	0.12	0.04
Jun, 30, 2010	0.17	0.02
Mar. 31, 2010	0.12	0.02

2009
Dec. 31, 2009	$0.18	$0.04
Sept. 30, 2009	0.19	0.07
June 30, 2009	0.19	0.08
Mar. 31, 2009	0.32	0.07

   As of December 31, 2010 there were approximately 356 record owners of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION
	(a)	(b)	(c)
Number of Securities
	Number of Securities	Weighted Average	Remaining Available
	to Be Issued upon	Exercise Price of	for Future Issuance
Plan Category	Exercise of	Outstanding	Under Equity
	Outstanding Options,	Options, Warrants	Compensation Plans
	Warrants and Rights	and Rights	(Excluding
Securities Reflected
in Column (a))

Equity compensation plans approved
by security holders (1)	-0-	-0-	-0-

Equity compensation plans not
approved by security holders (2)	-0-	-0-	-0-

Total	-0-	-0-	-0-

1)   We do not have any equity compensation plans approved by the security holders.
2)   We do not have any equity compensation plans not approved by the security holders.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010 the Company made no sales of unregistered securities.

During the twelve months ended December 31, 2010 the Company sold a total of 1,847,000 shares of unregistered common stock for $124,700, and issued 50,000 Shares for consulting services valued at $5,000.

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

Business Activities

For the twelve months ended December 31, 2010 the Company recognized revenues of $176,382 compared to revenues of $236,712 for the twelve months ended December 31, 2009, a decrease of $60,330, or 25%. The decrease in revenues year over year is primarily attributable to the lack of any transportation product sales in 2010, and the expiration of the contract with Verizon FiOS that yielded commission income in 2009.

The Company recognized no revenues from the sale of motor scooters in 2010 compared to sales of $95,015 in 2009, and revenues from the sale of telecommunications services of $176,362 in 2010 compared to sales of $112,652 in 2009.

Cost of sales for the twelve months ended December 31, 2010 was $73,599 compared to cost of sales of $199,991 for the twelve months ended December 31, 2009, a decrease of
$126,392, or 63%.

The Company experienced a gross profit of $105,763 for the twelve month period ended December 31, 2010 compared to gross profit of $64,749 for the twelve month period ended December 31, 2009.

For the twelve months ended December 31, 2010 selling, general and administrative expenses were $1,596,907 compared to $1,085,169 for the twelve months ended December 31, 2009, an increase of $511,738

The increase in selling, general and administrative expenses was primarily due to the write-off of Eurospeed accounts receivable and inventory value after the bankruptcy filing of our exclusive distributor of transportation products, offset in part by lower salary related expenses and professional fees in 2010.

In 2008, as earlier stated, the exclusive distributor for Eurospeed, Inc. failed to make payment in full for product ordered in September 2008. The Company exercised its contractual right to retake possession of that product for which it did not receive payment in full. As a result of this action the Company incurred freight and demurrage charges, which the exclusive distributor has agreed to pay, which was recorded as Other Income of approximately $232,000 as of December 31, 2008. In July 2009 the Company exercised its right under the contract and terminated the exclusive distributor agreement. In 2010 the former exclusive distributor sought protection from his creditors in bankruptcy court, and was subsequently declared to be bankrupt.

Euro Group of Companies, Inc. generated a net loss of $1,842,302 for the twelve month period ended December 31, 2010 compared to a net loss of $1,140,968 for calendar year 2009.

Liquidity and Capital Resources

At December 31, 2010 the Company had a working capital deficiency of $1,879,546 and a stockholders' deficiency of $5,266,011. In addition the Company has suffered recurring losses from operations and has an accumulated deficit of approximately $11,632,783. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. There can be no assurance, however, that the Company will be able to raise additional capital or to generate sufficient funds to continue the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2010 loans payable to related parties were $3,018,014. These loans have been classified as Long-Term Liabilities at the request of the Chief Executive Officer who has agreed that repayment will not be demanded before 2012.

As of December 31, 2010 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The CEO has negotiated a suspension of interest on the amounts due, and has provided a personal guarantee of repayment.

During 2010 the Company raised a total of $124,700 through the sale of a total of 1,847,000 unregistered shares of common stock, and issued 50,000 unregistered shares of common stock in lieu of cash for legal services valued at $5,000. In 2009 the Company raised a total of $164,500 through the sale of 733,501 shares of common stock. Of this total number of shares, three shareholders purchased a total of 50,000 shares with a “put” feature in first quarter 2009, and the $25,000 of appreciation promised was expensed as “additional interest” in 2009.
In 2009 the Company also issued 1,060,000 shares of common stock for consulting services valued at $95,000

In 2010 the Company issued 273,000 to those shareholders who purchased shares with a “put” feature for their continued forbearance until such time as the Company had the ability to repurchase their share.

EURO GROUP OF COMPANIES, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements- Unaudited

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-1

Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009	F-2

Consolidated Statements of Changes in Stockholders Equity
(Deficiency) for the years ended December 31, 2010 and 2009	F-3

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-4

Notes to Consolidated Financial Statements	F-5

The attached Financial Statements and the accompanying Notes to Financial Statements have not been audited.

Item 7 - Financial Statements

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2010	2009
	Unaudited	Unaudited
ASSETS

Current Assets
Cash and cash equivalents	$72,730	$1,677
Accounts receivable, less allowance for doubtful accounts of $147,597 and $197,025, respectively	$43,178	69,918
Loan receivable - short term	13,000	-
Inventory	77,616	578,628
Deposits for future inventory purchases	210,344	127,697
Prepaid Expenses	92,130	-
Total current assets	508,498	777,920

Property and equipment, less accumulated depreciation of $194,573 and $123,781 respectively	18,204	112,845
Security deposits - retail store	13,980	14,330

TOTAL ASSETS	$540,782	$905,095

CURRENT LIABILITIES
Bank overdrafts	$34,293	$34,293
Bank lines of credit	-	210,422
Accounts payable and accrued expenses	1,008,193	1 ,160,927
Payroll taxes and withholdings	633,718	653,417
Deferred activations	213,966	-
Customer deposits	207,158	-
Common stock subject to put feature (Note 10)	323,000	323,000
Total current liabilities	2,420,328	2,382,059

LONG TERM LIABILITIES
Loans payable	368,451	-
Loans payable to related parties	3,018,014	2,177,168
TOTAL LIABILITIES	$5,806,793	$4,559,227

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding 115,246,793 and 113,076,793 shares, respectively	115,246	113,076
Additional paid-in capital	6,276,526	6,048,273
Subscription receivable	(25,000)	(25,000)
Retained earnings (deficit)	(11,632,783)	(9,790,481)
Total stockholders' equity (deficiency)	(5,266,011)	(3,654,132

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)	$540,782	$905,095

See notes to consolidated financial statements

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Year ended December 31
	2010	2009
	(Unaudited)	(Unaudited)

Sales	$176,362	$236,712
Less Cost of sales	72,599	171,963
Gross profit	103,763	64,749

Selling, general and administrative expenses	1,596,907	1,065,169

Loss from operations	(1,493,144)	(1,000,420)

Loss from inventory adjustment	(346,428)	-
Other expense	-	-
Interest expense	(2,730)	(140,548)

Net loss	$(1,842,302)	$(1,140,968)

Basic and diluted earnings (loss) per common share	(0.02)	(0.01)

Weighted average shares outstanding basic and diluted	115,004,394	112,460,521

See notes to consolidated financial statements.

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR YEARS ENDED DECEMBER 31, 2009 and 2010
(Unaudited)

			Additional		Retained
	Common		Paid-in	Subscription	Earnings
	Shares	Par Value	Capital	Receivable	(Deficit)	Total

Balance at December 31, 2008	111,332,292	$111,332	$5,840,517	$(25,000)	$(8,649,513)	$(2,722,664)

Sale of Common Stock	733,501	734	163,766	--	--	164,500

Common stock issued for Consulting	1,060,000	1,060	93,940	--	--	95,000

Common stock subject to Put feature (Note 9)	(50,000)	(50)	(49,500)	--	--	(50,000)

Net loss for year ended December 31, 2009	--	--	--	--	(1,140,968)	(1,140,968)

Balance at December 31, 2009	113,075,793	$113,076	$6,048,723	$(25,000)	$(9,790,481)	$(3,654,132)

Sale of Common Stock	1,847,000	1,847	122,853	--	--	124,700

Common stock issued For Consulting	50,000	50	4,950	--	--	5,000

Common stock issued For Forbearance	273,000	273	--	--	--	273

Net loss for year ended December 31, 2010					(1,842,302)	(1,842,302)

Balance at December 31, 2010	115,245,793	$115,246	$6,276,526	$(25,000)	$(11,632,783)	$(5,266,011)

See notes to consolidated financial statements.

 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009

Operating Activities

Net (loss)	$(1,842,302)	$(915,871)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	70,792	19,698
Stock for consulting services		13,750
Interest on common stock subject to put feature	2,730	-
Loss on inventory adjustment	346,428	-
Provision for returns and allowance for doubtful accounts and bad debts write-offs	578,679	-
Changes in operating assets and liabilities
Receivables	13,740	21,888
Inventories	501,012	95,780
Deposits for future inventory purchases	(82,647)	-
Deposit and prepaid expenses	(91,780)	(55,351)
Customer deposits and deferred activations	421,124
Accounts payable and accrued expenses	(152,734)	202,502
Payroll taxes and withholdings	(19,699)	265,654

Net cash (used for) operating activities	(254,657)	(351,950)

Investing Activities
Property and equipment disposals	23,751	-

Net cash (used for) investing activities	23,751	-

Financing Activities
Increase (decrease) in loans payable to related parties	(191,691)	115,166
Proceeds from loans	403,450	-
Proceeds from sale of common stock	89,700	235,250

Net cash provided by financing activities	301,459	350,416

Net increase (decrease) in cash	70,553	(1,534)
Cash and cash equivalents at beginning of period	1,677	1,948

Cash at end of period	$72,230	$414
	-
Significant non-cash investing and financing activities:
273,000 shares were issued as interest for shares subject to put feature
50,000 shares were issued for $5,000 worth of legal services

See notes to consolidated financial statements

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

1.    Organization and Business Operations

    Euro Group of Companies, Inc.(EGCO), (formerly ICT Technologies, Inc. ("ICTT") was incorporated in Delaware on May 27, 1999. Euro Group has five wholly owned subsidiaries; Europhone USA, Inc. ("FONE1"), a New York corporation incorporated on March 17, 2000; Europhone Inc. ("FONE2"), a New York corporation incorporated on May 24, 2001; Eurospeed, Inc. ("EUROSPEED"), a New York corporation incorporated on November 19, 2001, Eurokool, Inc. ("EUROKOOL"), a New York corporation incorporated on February 21, 2002; and Europhone USA, LLC ("EUROFONE"), a New York limited liability company formed on August 2, 2002.

    Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) and its subsidiaries (collectively, the "Company") operate from their offices in Port Chester, New York. Euro Group of Companies acts as a holding company and its subsidiaries were formed to engage in the distribution of various products manufactured by unrelated third parties. In 2010 the Company had sales of prepaid calling services, cell phones, and related telecommunications services. In 2009 the Company had sales of motor scooters to buyer for Latin America and to an account in Greece, and sales of telecommunications products.

2.    Summary of Significant Accounting Policies

    Principles of consolidation -- The consolidated financial statements include the accounts of EGCO and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

    Basis of presentation -- The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced net losses since inception of $11,632,783 and, at December 31, 2010, the Company had a working capital deficiency of $1,879,546 and a stockholders' deficiency of $5,266,011. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional financing through sales of its common stock and/or debt, and has entered into certain supply and distribution agreements (see note (10)) to generate profitable operations. However, there is no assurance that the Company will be successful in achieving these objectives. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

 Property and equipment -- Property and equipment are stated at cost and consist of computers and equipment, computer software, furniture and fixtures, and leasehold improvements. These assets are depreciated on a straight-linebasis over the estimated useful lives of the assets, ranging up to five years. Leasehold improvements are amortized over the estimated useful life of the assets or the term of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred, expenditures for major renewals, replacements and improvements are capitalized.

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

3.    Inventory

     Inventory consisted of:

	December 31,
	2010	2009

Cell phones	$77,616	$90,085
Pre-paid calling cards	-	7,180
Televisions	-	-
Packaging supplies	-	-
Transportation products	-	480,163

Total	$77,616	$577,428

4.    Bank Overdrafts

     At December 31, 2010 and 2009, bank overdrafts (inactive status) consisted of:

EGCO bank account overdraft facility	$1,698
FONE1 bank account overdraft facility	32,595
Total	$34,293

     The overdraft facilities provide for interest at a rate of 9%. Repayment is past due and the bank has ceased accruing interest on the balances. The loans are personally guaranteed by the Company's chief executive officer.

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

5.    Payroll Taxes and Withholdings

Payroll taxes and withholdings consisted of:
	December 31,
	2010	2009

Federal social security and income tax	$539,652	$563,453
New York State income tax	72,278	34,744
New York State unemployment insurance	5,810	6,501
Workers' Compensation and Disability
Insurance	15,766	15,199
Connecticut Withholding taxes	-	1,193
New Jersey Withholding taxes	197	197

Total	$633,718	$653,317

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to December 2010 and estimated interest and penalties to December 31, 2010.

6.    Loans Payable to Related Parties

Loans payable to related parties consisted of:
	December 31,
	2010	2009

Due to chief executive officer and affiliates	$3,018,014	$2,177,168

Total	$3,018,014	$2,177,168

The loans payable to related parties do not bear interest and were due on demand. In the three months ended December 31, 2010, the related parties agreed not to demand repayment of these loans until 2012 and, accordingly, the Company has classified these loans as long term liabilities at December 31, 2010.

7.    Common Stock

     In 2010 the Company sold a total of 1,847,000 restricted shares of its common stock in private placements at prices ranging from $0.06 to $0.10 per share resulting in gross proceeds of $124,700. In addition the Company issued 50,000 restricted shares of common stock in lieu of cash for legal consulting services valued at $5,000, and issued 273,000 restricted shares of common stock to certain shareholders of common stock with a “put’ option for their continued forbearance (Note 8).

     In 2009 the Company sold a total of 733,501 restricted shares of its common stock in private placements at prices ranging from $0.15 to $1.00 per share resulting in gross proceeds of $164,500. In addition the Company issued 1,060,000 shares of its common stock for consulting services valued at $95,000.

8.    Common Stock Subject to Put Feature

     Six shareholders who purchased 496,000 shares of common stock at a price per share of $0.25 in the fourth quarter 2008 have the right to "put" those shares of common stock back to the Company at a price per share of $0.50, at any time six months after the date of purchase. Accordingly, the Company has classified the proceeds from these sales as a current liability, and has excluded these shares from stockholders' equity(deficiency). The $124,000 potential increase in the amount to be paid has been expensed as interest expense. In first quarter 2009 an additional three shareholders purchased a total of 50,000 shares of common stock at a price of $1.00 per share and have the right to “put” these shares back to the Company at a price of $1.50 per share. The proceeds from these sales have been classified as a current liability and the potential increase in the amount to be paid of $25,000 has been expensed as interest expense.

In 2010 these shareholders received an additional 273,000 shares of common stock as “forbearance” shares due to the Company’s inability to repurchase their shares as agreed.

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

9.    Income Taxes

     EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.

     For the years ended December 31, 2010 and 2009, the provision for (benefit from) income taxes consisted of:

	2010	2009
Current:
Federal	$--	$--
State	--	--
Total current	--	--
Deferred:
Federal	(626.383)	(493,427)
State	(106,853)	(141,648)
Valuation allowance	733,236	635,075
Total	$--	$--

A reconciliation of the U.S. federal statutory tax rate to the effective rates for the years ended December 31, 2010 and 2009 follows:

	2010	2009

Federal statutory tax rate	34.0%	34.0%
State income taxes, net of federal benefit	5.8	5.8
Change in valuation allowance	(39.8)	(39.8)
Effective income tax rate	0.0%	0.0%

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

Rent expense for the years ended December 31, 2010 and 2009 was $84,252 and $80,498 respectively. At December 31, 2010, future minimum annual rent payments under non-cancellable operating leases are:

2011	28,168
2012	29,016
2013 (through May 31)	12,330

Total	$97,046

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Exclusive Distribution Agreement

Pursuant to an agreement dated May 19, 2006, EUROSPEED appointed an Exclusive Distributor in North America and Israel of motorcycles and other transportation vehicles under the trade names "EuroSpeed" and "EuroStrada." The term of the agreement was five years from May 19, 2006 to May 18, 2011. The agreement was replaced by an agreement between EUROSPEED and American Motor Sports LLC, doing business as Eurospeed USA, dated March 3, 2008, that requires that the Exclusive Distributor purchase 10,000 transportation vehicles in Year 1, 20,000 vehicles in year 2, and 35,000 vehicles in Year 3. The exclusive distributor did not sell the minimum number of vehicles required by the agreement and the exclusive distribution agreement was terminated in July 2009. In 2010 the former exclusive distributor filed for protection from his creditors and was declared by the court to be bankrupt.

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

    A summary of the Company's segments for the years ended December 31, 2010 and 2009 was as follows:

	Telephone
	products and	Transportation	Unallocated
	services	products	Corporate
	(Europhone)	(Eurospeed)	Administration	Total
	Segment	Segment	Amounts	Amount

Year Ended December 31, 2010

Total revenues	$176,362	$--	$--	$176,362

Income (loss) from Operations	(124,385)	(1,091,123)	(277,636)	(1,493,144)

Depreciation expense	33,832	--	36,960	70,792

Total assets	392,478	--	148,304	540,782

Year Ended December 31, 2009

Total revenues	$141,693	$95,019	$--	$236,712

Income (loss) from Operations	(431,548)	(367,408)	(341,742)	$(1,140,968)

Depreciation expense	13,915	9,450	--	23,365

Total assets	338,585	432,900	96,110	867,595

                      [End of Financial Statements]

Item 8a - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the fiscal quarter ended December 31, 2010, an evaluation was performed under the supervision of and with the participation of the Company's Principal Executive Officer, and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.

     Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities Exchange Act of 1934, as amended) and as required by paragraph (b) of Rule 13-a-15 or Rule 15d-15e as of December 31, 2010, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms. Our Principal Executive Officer and Principal Financial Officer also concluded that as of December 31, 2010 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Our disclosure controls are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system will be met.

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

Based on their assessment, despite the inherent issue of segregation of duties in a small company, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year ended December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Changes in Internal Controls

     During the three month period ended December 31, 2010 there were no changes that occurred in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15-e that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

Item 8b.  Other Information

On April 28, 2010 Vasilios Koutsobinas, the Company’s Chairman and Chief Executive Officer, suffered a severe heart attack and subsequently underwent coronary bypass surgery. After a lengthy recovery, Mr. Koutsobinas returned to his duties on a part-time basis in late third quarter 2010, and then on a full-time basis in fourth quarter 2010. Mr. Koutsobinas is now fully recovered.

Part III

Item 9 - Directors, Executive Officers, Promoters and Control Persons'Compliance with Section 16(a) of the Exchange Act.

     The names, ages, positions and offices held by each of our officers anddirectors are shown on the following table.

Name	Age	Position

Vasilios Koutsobinas	57	Chairman, Chief Executive Officer
Andrew Eracleous	82	Chief Financial Officer, Director
Paul Kotrotsios *	54	Director
Georgia Dumas*	42	Director
Anna Aspras	43	Director
Kenneth Downey	50	Director
Stephen R. Bellis	51	Director

* Mr. Kotrotsios and Ms. Dumas resigned as members of the Board effective November 30, 2010.

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

     Paul Kotrotsios is the founder and publisher of Hellenic News of America, a monthly Greek-American publication. He holds a Bachelor of Science degree in Economics from the Graduate Industrial School of Thessaloniki University, Greece and a Master's Degree in Business Administration from Saint Joseph's University in Philadelphia, Pennsylvania. Mr. Kotrotsios resigned from the Board effective  November 30, 2010

     Georgia Dumas is presently the Director of Operations of Global Star LLC of Hasbrouck Heights in New Jersey. She manages all functions related to business development, operations, production, marketing and distribution of Greek television  and radio services. She studied at New York University and obtained her Bachelor of  Science degree in International Marketing and Economics from William Paterson University  of New Jersey. Ms. Dumas resigned from the Board effective November 30, 2010

     Anna Aspras joined the Board in 2008, and previously served as President of Operations of Euro Group. She holds a Degree in Administrative Assistance from  Westchester College, and has extensive experience as a business owner.  She joined Europhone in 1994, and has managed all functions related to business development, operations, marketing and distribution of Europhone telecommunication products and services.

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

Board of Directors Committees

The Company does not currently have a standing audit, nominating or compensation committee of the Board. Vasilios Koutsobinas, and the other directors, perform the functions of audit, nominating and compensation committees and also participate in the consideration of Director nominees. When additional independent members of the Board of Directors are appointed or elected, and the  size of the Company requires that its financials be audited, the Board will once  again consider creating audit, compensation and nominating committees. In addition, because Euro Group is not an issuer listed on a national securities exchange or listed in an automated inter-dealer quotation system of a national securities association, we are not required to have an audit committee.

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

Meetings of the Board of Directors

     The Board of Directors of Euro Group of Companies held four regular meetings during 2010.

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

Code of Ethics

     The Board of Directors of Euro Group of Companies, Inc. adopted a Code of Ethics as described in Item 406 of Regulation S-B in 2009, and is incorporated by Reference. The Code of Ethics applies to each of our directors and officers, including the chief financial officer and chief executive officer, and all of the Company's other employees and consultants.

Section 16(a) Beneficial Ownership Reporting Compliance

     Since January 1, 2010, no reports under Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") were not filed or were not timely filed by officers, directors or beneficial owners of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act: To the Company's knowledge, no officer, director or beneficial owner of more than ten percent of any class of the Company's equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act subsequent to January 1, 2008.

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

SUMMARY COMPENSATION TABLE
				All
Name and Principal				Other Annual
Position		Salary	Bonus	Compensation	Total
	Year	$	$	$	$

Vasilios Koutsobinas	2010	175,000	0	0	175,000
CEO

" "	2009	125,000	0	0	125,000

" "	2008	125,000	0	0	125,000

Euro Group of Companies, Inc. does not maintain a stock option program, has granted no restricted stock awards and maintains no long-term incentive programs.

None of the named Executive Officers has a written employment contract with Euro Group of Companies.

DIRECTOR COMPENSATION

     There were no payments made to "outside" directors in 2010 due the financial  condition of the Company. Outside directors normally receive $2,000 for each board  meeting they attend, and employee directors receive no compensation for their board  service.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information, as of December 31, 2010, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Named Executive Officer and (iv) all executive officers and directors of the
Company as a group.

	# of Common	Percent of
Name and Address	Shares Owned	Class Owned

Vasilios Koutsobinas	6,600,000	5.7%
Andrew Eracleous	939,500	.8%
Paul Kotrotsios	0	--
Georgia Dumas	0	--
Anna Aspras	50,000	--
Kenneth Downey	1,316,667	1.1%
Stephen R. Bellis	160,000	.1%
VK Funding LLC	70,881,675	61.5%
Directors and Control
Persons as a Group	79,947,842	69.2%

(1)    Beneficial ownership has been determined pursuant to Rule 13-d of the Exchange Act.

Item 12. Certain Relationships and Related Transactions

Since the close of the 2002 Transaction, the working capital requirements of the Company have been largely satisfied through the sale of restricted common stock through private placement and loans to the Company from the chief executive officer and principal stockholder of Euro Group of Companies, Inc. (formerly ICT Technologies, Inc.) This indebtedness, for which repayment cannot be demanded until 2012, totaled $3,018,014 at December 31, 2010 and does not bear interest.

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

The Company incurred no fees for external accounting services in 2010.

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

Board of Directors Approval of Financial Reporting

Management is responsible for the preparation and integrity of our financial statements, as well as establishing appropriate internal controls and financial reporting processes. Our board of directors' responsibility is to monitor and oversee these processes. The Company’s market capitalization and number of shareholders no longer requires the preparation of audited financial statements.

Our board reviewed the unaudited financial statements of our company for the year ended December 31, 2010 and met with members of management to discuss such financial statements. Based upon these reviews and discussions, our board authorized and directed that the unaudited financial statements be included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Audit-Related Fees

There were no audit-related fees in 2010 and 2009.

Tax Fees

There were no fees paid for tax services relating to the years ended December 31, 2010 and 2009.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly appointed.

Euro Group of Companies, Inc.

June 8, 2011	/s/ Vasilios Koutsobinas
Vasilios Koutsobinas
Chief Executive Officer
Director
(Principal Executive Officer)

June 8, 2011	/s/ Andrew Eracleous
Andrew Eracleous
Chief Financial Officer
Director
(Principal Financial and Accounting Officer)

June 8, 2011	/s/ Anna Aspras
Anna Aspras
Director

June 8, 2011	/s/ Stephen Bellis
Stephen Bellis
Director

June 8, 2011	/s/ Kenneth Downey
Kenneth Downey
Director