Form 10-Q
period 2011-03-31
EURO GROUP OF COMPANIES, INC.
filed 2011-06-15
CIK 1005663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the three month period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, par value $0.001, 115,220,793 shares issued and outstanding as of  June 14, 2011.

EURO GROUP OF COMPANIES, INC.

i

EURO GROUP OF COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$72,730	$72,730
Accounts receivable, less allowance for doubtful accounts of $147,597 and $147,597, respectively	43,178	43,178
Loan receivable - short term	13,000	13,000
Inventory	76,798	77,616
Deposits for future inventory purchases	210,344	210,344
Prepaid Expenses	92,130	92,130
Total current assets	508,180	508,498

Property and equipment, less accumulated depreciation of $212,730 and $194,573 respectively	-	18,204

Security deposits - retail store	13,980	13,980

TOTAL ASSETS	$522,160	$540,782

CURRENT LIABILITIES
Bank overdrafts	$34,293	$34,293
Accounts payable and accrued expenses	1,008,118	1,008,193
Payroll taxes and withholdings	633,718	633,718
Deferred activations	213,966	213,966
Customer deposits	207,158	207,158
Common stock subject to put feature (Note 10)	323,000	323,000
Total current liabilities	2,420,253	2,420,328

LONG TERM LIABILITIES
Loans Payable	368,451	368,451
Loans payable to related parties	3,021,090	3,018,014
TOTAL LIABILITIES	5,809,794	5,806,793

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued	-	-
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding 115,246,793, and 115,246,073 shares, respectively	115,246	115,246
Additional paid-in capital	6,276,526	6,276,526
Subscription receivable	(25,000)	(25,000)
Retained earnings (deficit)	(11,654,406)	(11,632,783)
Total stockholders' equity (deficiency)	(5,287,634)	(5,266,011)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)	$522,160	$540,782

See notes to consolidated financial statements

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31
	2011	2010
	(Unaudited)	(Unaudited)

Sales	$20,083	$39,891
Less Cost of sales	14,000	12,099
Gross profit	6,083	27,792

Selling, general and administrative expenses	27,706	1,198,992

Gain (Loss) from operations	(21,623)	(1,172,200)

Loss from inventory adjustment	-	(346,428)

Net gain ( loss )	$(21,623)	$(1,517,628)

Basic and diluted earnings (loss) per common share	0.00	(0.01)

Weighted average shares outstanding basic and diluted	115,246,293	113,293,904

See notes to consolidated financial statements

EURO GROUP OF COMPANIES AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net gain/(loss)	$(21,623)	$(1,517,628)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	18,204	17,698
Loss on inventory adjustment	-	346,428
Stock-based compensation	-	-
Provision for returns and allowance for doubtful accounts and bad debts write-offs	-	503,679
Changes in operating assets and liabilities
Receivables	-	65,269
Inventories	818	486,868
Deposits for future inventory purchases	-	(82,647)
Deposit and prepaid expenses	-	(91,280)
Customer deposits and deferred activations	-	421,124
Accounts payable and accrued expenses	(75)	(148,651)
Common stock subject to put feature	-	75,000
Payroll taxes and withholdings	-	(19,699)
Net cash (used for) operating activities	(2,576)	56,161

Investing Activities
Property and equipment disposals	-	23,751

Net cash used for investing activities	-	23,751
Financing Activities
Increase (decrease) in loans payable to related parties	3,076
Proceeds from loans	-	(210,403)
Proceeds from sale of common stock	-	-
Net cash provided by financing activities	-	48,500

Net increase (decrease) in cash	500	48,009
Cash and cash equivalents at beginning of period	72,230	1,677
Cash at end of period	$72,730	$49,686

Significant non-cash investing and financing activities:
… shares were issued for $5,000 worth of legal services
In quarter ending March 31, 2010

See nots to consolidated financial statements

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2011
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

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three months ended  March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflected all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010 as included in our report on Form 10-K.

NOTE 3- Inventories

Inventory as of March 31, 2011 was $76,798, comprised of World Sim cards and other telecommunications related products.

NOTE 4-Bank Overdrafts

At March 31, 2011, bank overdrafts (inactive status) consisted of:

ICTT bank account overdraft facility	$1,698
FONE1 bank account overdraft facility	32,595
Total	$34,293

The overdraft facilities provide for interest at a rate of 9% per annum. Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the balance through December 31, 2012. The loans are personally guaranteed by the Company’s chief executive officer.

NOTE 5-Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2011	2010

Computer equipment and software	$82,290	$82,290
Furniture and Fixtures	72,758	72,758
Leasehold Improvements	57,829	67,829

	212,777	212,777
Less accumulated and depreciation	(212,777)	(194,573)

Property and equipment, net
of accumulated depreciation	$0	$18,204

Depreciation expense for the three months ended March 31, 2011 and 2010 was $18,204 and $17,698, respectively.

NOTE 6- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes. For the three months ended March 31, 2011 and 2010, the provision for (benefit from) income taxes consisted of:

Three months ended March 31,
	2011	2010

Current

Federal	$--	$--
State	--	--

Total current provision	--	--

Deferred
Federal	--	--
State	--	--

Total deferred provision	--	--

Total income tax expense	$--	$--

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

At March 31, 2011 payroll taxes and withholdings consisted of:

Federal social security and income tax	$539,652
New York State income tax	72,278
New York State Department of Labor	5,810
New Jersey State income tax	197
New York State Workers’ Compensation Board	15,786

$633,718

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to March 31, 2011. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its Federal liability but has not reached such an agreement.

NOTE 8- Loans Payable to Related Parties

At March 31, 2011, net loans payable to related parties consisted of:

Due to chief executive officer and affiliates:	$3,021,090

Total	3,021,090

The loans payable to related parties do not bear interest and were due on demand. In March 2011, the related parties agreed not to demand repayment of these loans without 370 days notice, and accordingly the Company continues to classify these loans as long term liabilities.

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

In Second quarter 2010 the shareholders with a right to "put" shares back to the Company received an additional 273,000 shares of common stock as "forbearance" shares due to the Company's inability to repurchase their shares as agreed.

NOTE 10-Commitments and Contingencies

Lease agreements
In April, 2008 Euro Group entered into a five year lease agreement for office space at 10 Midland Avenue, Port Chester, New York, with the lease term commencing in May 2008 and expiring in May 2013. As part of the negotiation the Company received three months free rent and commenced rent payments in August 2008. The annual rent for calendar year 2011 is $28,168 with annual increases of 3% thereafter for the term of the lease. The Company is also responsible for paying, on a monthly basis, its pro-rata share of real estate taxes, operating expenses and electric charges.

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

     A summary of the Company's segments for the three month periods ended March 31, 2011 and 2010 was as follows:

	Telephone
	products and	Transportation	Unallocated
	services	products	Corporate
	(Europhone)	(Eurospeed)	Administration	Total
	Segment	Segment	Amounts	Amount

Three Months Ended March 31, 2011
Total revenues	$20,083	$--	$--	$20,083
Income (loss) from Operations	(4,355)	--	(17,268)	(21,623)
Depreciation expense	18,204	--	--	18,204
Total assets	388,728	--	133,432	522,160

Three Months Ended March 31, 2010
Total revenues	$39,891	$--	--	$39,891
Income (loss) from Operations	(29,565)	(1,410,696)	$(77,067)	(1,517,628)
Depreciation expense	6,566	--	--	6,566
Total assets	441,815	--	91,630	533,445

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

Business Activities

The Company's revenue during the three months ended March 31, 2011 totaled $20,083 from the sale of telecommunications products and services. See our "Business" section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

In the quarter ended March 31, 2011 the Company recorded no sales of Eurospeed products.

Europhone  markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long distance minutes (the "minute plan") to make calls from virtually any telephone worldwide. These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card. Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable. Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees. During the quarter ended March 31, 2011 the Company's Europhone subsidiary sold international calling cards and services aggregating $20,083.

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

Results of operations for the three months ended March 31, 2011, as compared with March 31, 2010 are as follows:

For the three months ended March 31, 2011, revenue was $20,083 compared to revenue of $ 39,891 for three months ended March 31, 2010. The decrease in revenue of  $19,808 was attributable to a reduction in sales generated from the sale of telephone products and services including, sales of world sim and prepaid calling cards, cell phones, mobile activations and commissions.

Cost of sales increased to $14,000 for the three months ended March 31, 2011 from $12,099 for the three months ended March 31, 2010. The Company experienced a gross profit of $6,083 for the three months ended March 31, 2011 compared to a gross profit of $27,792 for the three months ended March 31, 2010, a decrease of $21,709.

Selling, general and administrative expenses decreased to $27,706 during the first quarter of 2011, from $ 1,198,922 for the first quarter of 2010. The decrease in selling, general and administrative expenses in the first quarter 2011 is primarily attributable to the write-off of receivables and inventory in the transportation products segment in the approximate amount of $1.1 million in first quarter 2010 duet to the bankruptcy filing of our former exclusive distributor for transportation products.

The net loss for the three months ended March 31, 2011 was $21,623 compared to a net loss of  $1,517,628 for the three-month period ended  March 31, 2010.

Liquidity and Capital Resources

At March 31, 2011 the Company had a working capital deficit of approximately $1,912,073 as compared to a working capital deficit of approximately $1,879,546 at December 31, 2010, and a stockholders’ deficiency of  $5,287,634. The company has experienced losses in the past, and has an accumulated deficit of approximately $11,654,406. The accompanying financial statements have been prepared assuming that the Company will continue as a growing concern. These conditions continue to raise doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue operations and/or the development of its product marketing plan and distribution network. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At March 31, 2011 loans payable to related parties were $3,021,090. These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before June 2012.

As of March 31, 2011 the Company was in default of the payment terms of bank overdraft facilities aggregating $34,293. The bank has agreed to suspend the accrual of interest on the balances due through December 31, 2011. The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the first quarter 2011 the Company sold no shares of common stock. In the three months ended March 31, 2010 the Company sold 535,000 restricted shares of common stock for gross proceeds of $48,500.

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as amended were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and also designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

 None

Item 3  Defaults Upon Senior Securities

None

Item 4  Submission of Matters to a Vote of Security Holders

None

Item  5  Other Information

None

Item 6. Exhibits and Reports on Form 8-K

21.1 List of Subsidiaries

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-Q for the quarter ended March 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized.

EURO GROUP OF COMPANIES, INC.

/s/ Vasilios Koutsobinas
Vasilios Koutsobinas
Chief Executive Officer,
Director
June 14, 2011	(Principal Executive Officer)

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