Form 10-Q
period 2011-06-30
EURO GROUP OF COMPANIES, INC.
filed 2011-08-15
CIK 1005663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES
                           EXCHANGE ACT OF 1934

                 For the six month period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common Stock, par value $0.001, 115,220,793 shares outstanding as of August 2, 2011.

EURO GROUP OF COMPANIES, INC.

TABLE OF CONTENTS

Page

Part I – Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011 (unaudited)
and December 31, 2010 (unaudited)	F-1

Consolidated Statements of Operations for the three and six months
ended June 30, 2011 and June 30, 2010 (unaudited)	F-2

Consolidated Statements of Cash Flows for the six months
ended June 30, 2011 and June 30, 2010 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations.	2

Item 3. Controls and Procedures	4

Part II – Other Information

Item 1. Legal Proceedings	5

Item 2. Unregistered Sales of Equity Securities and
Use of Proceeds	5

Item 3. Defaults Upon Senior Securities	5

Item 4. Submission of Matters to a Vote of Security Holders	5

Item 5. Other Information	5

Item 6. Exhibits and Reports on Form 8-K.	5

Signatures.	6

i

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$1,692	$72,230
Accounts receivable, less allowance for doubtful accounts of $147,597 and $197,025, respectively	43,892	43,178
Loan receivable - short term	13,000	13,000
Inventory	76,903	77,616
Deposits for future inventory purchases	210,344	210,344
Prepaid Expenses	92,130	92,130
Total current assets	437,961	508,498

Property and equipment, less accumulated depreciation of $194,573 and $123,781 respectively	-	18,304
	-	-
Security deposits - retail store	13,980	13,980

TOTAL ASSETS	$451,941	$540,782

CURRENT LIABILITIES
Bank overdrafts	$34,293	$34,293
Bank lines of credit	-	-
Accounts payable and accrued expenses	1,054,177	1,008,193
Payroll taxes and withholdings	633,718	633,718
Deferred activations	213,966	213,966
Customer deposits	207,158	207,158
Common stock subject to put feature (Note 10)	323,000	323,000
Total current liabilities	2,466,312	2,420,328

LONG TERM LIABILITIES
Loans payable	368,451	368,451
Loans payable to related parties	2,965,604	3,018,014
TOTAL LIABILITIES	5,800,367	5,806,793

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $.001 par value, 10,000,000 shares authorized, 0 shares issued		-
Common stock, $.001 par value, 200,000,000 shares authorized; issued and outstanding 115,246,793 and 113,076,793 shares, respectively	115,246	115,246
Additional paid-in capital	6,276,526	6,276,526
Subscription receivable	(25,000)	(25,000)
Retained earnings (deficit)	(11,715,198)	(11,632,783)
Total stockholders' equity (deficiency)	(5,348,426)	(5,266,011)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$451,941	$540,782

EUROGROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$7,885	$18,865	$27,968	$58,756
Less Cost of sales	10,967	10,495	24,967	22,594
Gross profit	(3,082)	8,370	3,001	36,162

Selling, general and administrative expenses	57,710	148,293	85,416	1,347,285

Loss from operations	(60,792)	(139,923)	(82,215)	(1,311,123)

Other expense	-	-	-	-

Interest expense	-	(2,730)	-	(346,428)

Net loss	$(60,792)	$(142,653)	$ (82,415)	$(1,657,551)

Basic and diluted earnings (loss) per common share	(0.00)	(0.00)	(0.00)	(0.01)

Weighted average shares outstanding, basic and diluted	115,246,394	115,004,394	115,246,394	114,141,232

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30
	2011	2010
	(unaudited)	(unaudited)

Operating Activities

Net (loss)	$(82,415)	$(1,660,281)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	18,304	35,396
Stock for consulting services		-
Interest on common stock subject to put feature	-	2,730
Loss on inventory adjustment	-	346,428
Provision for returns and allowance for doubtful accounts and bad debts write-offs	-	503,679
Changes in operating assets and liabilities
Receivables	(714)	91,992
Inventories	713	486,908
Deposits for future inventory purchases	-	(82,647)
Deposit and prepaid expenses	-	(91,280)
Customer deposits and deferred activations	-	421,124
Accounts payable and accrued expenses	45,984	(148,651)
Common Stock subject to put feature	-	75,000
Payroll taxes and withholdings	-	(19,699)

Net cash (used for) operating activities	(18,128)	(39,301)

Investing Activities
Property and equipment disposals	-	23,751

Net cash (used for) investing activities	-	23,751

Financing Activities
Increase (decrease) in loans payable to related parties	(52,410)	(211,920)
Proceeds from loans	-	213,350
Proceeds from sale of common stock	-	89,700

Net cash provided by financing activities	(52,410)	91,130

Net increase (decrease) in cash	(70,538)	75,580
Cash and cash equivalents at beginning of period	72,230	1,677

Cash at end of period	$1,692	$77,257

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

NOTE 2- Interim Financial Statements

The unaudited financial statements for the three and six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the six months ended June 30, 2011.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.  The balance sheet at December 31, 2010 has been derived from the unaudited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with the accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with the unaudited financial statements and notes thereto for the year ended December 31, 2010 as included in our report on Form 10-K.

NOTE 3- Inventories

Inventory as of June 30, 2011 was $76,903, and consisted of World Sim Cards and other telecommunications equipment.

NOTE 4- Bank Overdrafts

At June 30, 2011, bank overdrafts (inactive status) consisted of:

ICTT bank account overdraft facility	$1,698
FONE1 bank account overdraft facility	32,595

Total	$34,293

 EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 June 30, 2011
 (UNAUDITED)

The overdraft facilities provide for interest at a rate of 9% per annum.  Repayment is past due and the bank has orally agreed to suspend the accrual of interest on the balance through December 31, 2011.  The loans are personally guaranteed by the Company’s chief executive officer.

NOTE 5- Property and Equipment

     Property and Equipment consisted of the following:

	June 30	December 31,
	2011	2010

Computer equipment and software	$82,290	$82,290
Furniture and fixtures	72,758	72,758
Leasehold improvements	67,829	67,829
	212,877	212,877
Less accumulated depreciation	(212,977)	(194,573)

Property and equipment, net
Of accumulated depreciation	$0	$18,204

NOTE 6- Income Taxes

EGCO files consolidated income tax returns with its subsidiaries for federal and state reporting purposes.  For the six months ended June 30, 2011 and 2010, the provision for (benefit from) income taxes consisted of:

Six months ended
June 30
	2011	2010

Current

Federal	$--	$--
State	--	--

Total current provision	--	--

Deferred
Federal	--	--
State	--	--

Total deferred provision	--	--

Total income tax expense	$--	$--

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

NOTE 7- Payroll Taxes and Withholdings

At June 30, 2011 payroll taxes and withholdings consisted of:

Federal social security and income tax	$539,652
New York State income tax	72,278
New York State Department of Labor	5,815
New Jersey State income tax	197
New York State Workers’ Compensation Board	15,786

$633,718

The balances represent unpaid payroll taxes and withholdings for certain periods from October 2002 to June 30, 2011. The Company has asked the Internal Revenue Service to consider a revised installment schedule to pay its federal liability but has not reached such an agreement.

NOTE 8- Loans Payable to Related Parties

At June 30, 2011, net loans payable to related parties consisted of:

Due to chief executive officer and affiliates:	$2,965,604

Total	$2,965,604

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
June 30, 2011
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

A summary of the Company’s segments for the three and six months periods ended June 30, 2011 and 2010 was as follows:

	Telephone
	products and	Transportation	Unallocated
	services	products	Corporate
	(Europhone)	(Eurospeed)	Administration	Total
	Segment	Segment	Amounts	Amount

Three Months Ended June 30, 2011
Total revenues	$7,885	$9	$--	$7,885
Income (loss) from Operations	(23,732)	8,141	(33,060)	(60,792)
Depreciation expense	--	--	--	--
Total assets	326,511	586,481	126,511	451,941

F-7

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

	Telephone
	products and	Transportation	Unallocated
	services	products	Corporate
	(Europhone)	(Eurospeed)	Administration	Total
	Segment	Segment	Amounts	Amount

Three Months Ended June 30, 2010
Total revenues	$18,965	$--	$--	$18,865
Income (loss) from Operations	(57,820)	--	(82,103)	(139,923)
Depreciation expense	--	--	17.698	17,698
Total assets	287,953	228,604	$516,557

Six Months Ended June 30, 2011
Total revenues	$27,968	$--	--	$27,968
Income (loss) from Operations	(478,598)	(37,397)	(122,550)	(82,415)
Depreciation expense	--	--	--	--
Total assets	325,430	$--	$126,511	$451,941

Six Months Ended June 30, 2010
Total revenues	$58,576	$--	$--	$58,576
Income (loss) from Operations	(44,400)	(1,091,123)	(175,600)	(1,311,123)
Depreciation expense	--	--	--	7,868
Total assets	287,953	--	228,604	$516,557

EURO GROUP OF COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(UNAUDITED)

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

Business Activities

The Company’s revenue during the six months ended June 30, 2011 totaled $27,968 from the sale of telecommunications products and services.  See our ”Business” section, above, for a more detailed description of these businesses and our related manufacturer and distribution agreements.

Europhone USA LLC markets prepaid wireless services for both residential and corporate users that allow users to purchase either unlimited calling services for a set period of time (a week or a month, for instance), or a designated amount of long  distance minutes (the “minute plan”) to make calls from virtually any telephone worldwide.  These phone cards can be used either until the time period lapses, in the case of the international unlimited card, or until the prepaid minute air time charges and other charges equal the total value of the card.  Revenue for these prepaid minute cards is recognized upon activation of prepaid cards regardless of whether all the time is used as prepaid minute cards are non-returnable.  Management believes that once the card is activated the face amount of the card is consumed within 30 to 60 days through usage and fees.  During the quarter ended June 30, 2011 the Company’s  Europhone subsidiary sold international calling cards and services aggregating $7,885.

In the quarter ended June 30, 2011 we recorded no sales of Eurospeed products. We have continued to finance our activities through the sale of equity through private placements and the resources of management and have devoted the majority of our efforts to implementing our marketing plans for telecommunications products, transportation products, and consumer electronic products and appliances; developing sources of supply; further developing our product offering; developing and testing marketing strategy; and expanding the management team.

Results of operations for the six months ended June 30, 2011, as compared with June 30, 2010 are as follows:

For the six months ended June 30, 2011 revenue was $27,968 compared to revenue for six months ended June 30, 2010 of $58,756.  The decrease in revenue was primarily attributable to telecommunication product sales of $27,698 compared to telecommunication product sale of $58,756 for the first six months of 2010.    The Company is currently reorganizing its marketing strategy for the sale of transportation products in the United States and elsewhere.

Cost of sales increased to $24,967 for the six month period ended June 30, 2011 from $22,594 for the six months ended June 30, 2010. Gross profit for the six months June 30, 2011 was $3,001 compared to gross profit of $36,162 for the six months ended June 30, 2010.

Selling, general and administrative expenses decreased to $85,416 through the second quarter of 2011 compared to $1,347,285 through the second quarter of 2010, a decrease of $1,261,869.

The decrease in selling, general and administrative expenses through the second quarter is primarily to the write-off in the period ended June 30, 2010 of accounts receivable and inventory in the transportation products segment of the business after the former exclusive distributor was declared to be bankrupt.

The net loss for the six months ended June 30, 2011 was $82,415 compared to a net loss of $1,657,551 for the six-month period ended June 30, 2010, an improvement of $1,575,136.

Results of operations for the three month period ended June 30, 2011 as compared to the three months ended June 30, 20 10are as follows:

For the three months ended June 30, 2010, the company generated net sales of $7,885, as compared to $18,865 for the same period last year, a decrease of $10,980, as a result of lower level sales of telecommunications services and products.

Additionally, in second quarter 2010, the Company’s Chairman and Chief Executive Officer (and principal marketing officer) suffered a severe heart attack and was incapacitated for a lengthy period of time.

Cost of sales for the three months ended June 30, 2011 increased to $10,967 compared to $10,495 for the three months ended June 30, 2010.

The Company’s selling, general and administrative costs aggregated $57,710    for the three months ended June 30, 2011, as compared to $145,293 for the same period last year, representing a decrease of $87,583. The decrease in expense was primarily attributable to lower salary expenses and professional fees.

The net loss for the three months ended June 30, 2011 was $60,792 compared to a net loss of $142,653 for the period ended June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011 the Company had a working capital deficit of approximately $2,028,351 as compared to a working capital deficit of approximately $1,911,830 at December 31, 2010, and a stockholders’ deficiency of $5,348,426 compared to $5,266,011 at December 31, 2010.  Cash flow used for operations for the six months ended June 30, 2011 was approximately $18,128, compared to the cash flow used for operations of approximately $39,301 for six months ended June 30, 2010.  The Company has experienced losses in the past, and has an accumulated deficit of approximately $11,715,198.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  These conditions continue to raise doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and/or other equity, and finding profitable markets for its products to generate sufficient cash to meet its business obligations.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue operations and/or the development of its product marketing plan and distribution network.  The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

At June 30, 2011, loans payable to related parties were $2,965,604.  These loans have been reclassified to Long-term liabilities, and repayment will not be demanded before June 2012.

At June 30, 2011 the Company was in default of the payment terms of the bank overdraft facilities aggregating $34,293.  The bank has agreed to suspend the accrual of interest on the balances due through December 31, 2010.  The bank overdraft facilities are personally guaranteed by the Chief Executive Officer.

In the second quarter 2011 the Company made no sales of restricted shares of common stock.

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

Item 3.  Controls and Procedures
a.  Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended were effective as of June 30, 2011 to ensure that the information required to be disclosed by the Company in reports that it flies or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and also designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

b.  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1. Legal Proceedings

 None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 None

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 8 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 8 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the securities Exchange Act of 1934, Euro Group of Companies, Inc has duly caused this financial report on Form 10-Q for the quarter ended June 30, 2011 to be signed by the undersigned, thereunto duly authorized.

EURO GROUP OF COMPANIES, INC.

August 3, 2011
/s/ Vasilios Koutsobinas*
Vasilios Koutsobinas
Chief Executive Officer,
Director
(Principal Executive Officer)

August 3, 2011
/s/ Andrew Eracleous
Andrew Eracleous
Chief Financial Officer
Director
(Principal Financial and
Accounting Officer)

*Mr Koutsobinas resigned from his position as Chairman of the Board of Directors effective June 30, 2011.

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